Form 10-Q
period 1996-03-31
VISTA PROPERTIES
filed 1996-05-15
CIK 716942

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________ to _____________

                         Commission file number 0-11890


                                VISTA PROPERTIES
             (Exact name of registrant as specified in its charter)


    California                                             13-3179078
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


411 West Putnam Avenue              Greenwich, CT                    06830
(Address of principal executive offices)                           (Zip Code)


                                 (203) 862-7000
              (Registrant's telephone number, including area code)




              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]   No [   ]

                                VISTA PROPERTIES

                             (A limited partnership)

                           FORM 10-Q - MARCH 31, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1996 and December 31, 1995


       STATEMENTS OF OPERATIONS - For the three months ended
       March 31, 1996 and 1995


       STATEMENT OF PARTNERS' DEFICIT - For the three months ended
       March 31, 1996


       STATEMENTS OF CASH FLOWS - For the three months ended
       March 31, 1996 and 1995


       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                                VISTA PROPERTIES
                             (A limited partnership)

                                 BALANCE SHEETS

                                                        March 31,       December 31,
                                                          1996             1995
                                                      -------------    -------------
ASSETS

     Real estate, net .............................   $  98,088,145    $ 115,705,376
     Receivables and other assets .................      10,480,547        9,896,778
     Cash and cash equivalents ....................       1,776,649        2,404,119
                                                      -------------    -------------

                                                      $ 110,345,341    $ 128,006,273
                                                      =============    =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
     Mortgage loans payable .......................   $  99,160,000    $ 120,520,000
     Deferred interest payable ....................     106,842,379      119,017,721
     Due to affiliates ............................       1,793,795        1,717,574
     Accounts payable and accrued expenses ........         732,110          691,829
     Prepaid rents ................................         550,343          505,664
                                                      -------------    -------------

        Total liabilities .........................     209,078,627      242,452,788
                                                      -------------    -------------

Commitments and contingencies

Partners' deficit
     Limited partners' deficit (92,810 units issued     (96,221,463)    (111,777,560)
        and outstanding)
     General partners' deficit ....................      (2,511,823)      (2,668,955)
                                                      -------------    -------------

        Total partners' deficit ...................     (98,733,286)    (114,446,515)
                                                      -------------    -------------

                                                      $ 110,345,341    $ 128,006,273
                                                      =============    =============
See notes to financial statements.

                                VISTA PROPERTIES
                             (A limited partnership)

                            STATEMENTS OF OPERATIONS

                                                     For the three months ended
                                                             March 31,
                                                    ----------------------------
                                                        1996            1995
                                                    ------------    ------------
Revenues
     Rental income ..............................   $  5,075,514    $  6,079,726
     Interest income ............................         22,135          24,467
     Other income ...............................             50           1,050
                                                    ------------    ------------

                                                       5,097,699       6,105,243

Costs and expenses
     Mortgage loan interest expense .............      5,050,488       5,017,757
     Operating expenses .........................      1,985,988       1,937,969
     Depreciation and amortization ..............      1,394,740       1,417,754
     Ground rent ................................        175,000         507,600
     Property management fees ...................        136,221         129,681
     Administrative expenses ....................         39,658          29,453
                                                    ------------    ------------

                                                       8,782,095       9,040,214

                                                      (3,684,396)     (2,934,971)

Gain on disposition of property, net ............     19,397,625            --
                                                    ------------    ------------

Net income (loss) ...............................   $ 15,713,229    $ (2,934,971)
                                                    ============    ============


Net income (loss) attributable to
     Limited partners ...........................   $ 15,556,097    $ (2,905,621)
     General partners ...........................        157,132         (29,350)
                                                    ------------    ------------

                                                    $ 15,713,229    $ (2,934,971)
                                                    ============    ============

Net income (loss) per unit of limited partnership
     interest (92,810 units outstanding) ........   $     167.61    $     (31.31)
                                                    ============    ============

See notes to financial statements.

                                VISTA PROPERTIES
                             (A limited partnership)

                         STATEMENT OF PARTNERS' DEFICIT




                                           General           Limited          Total
                                           Partners'         Partners'        Partners'
                                           Deficit           Deficit          Deficit
                                         -------------    -------------    -------------
 Balance, January 1, 1996 ............   $  (2,668,955)   $(111,777,560)   $(114,446,515)

 Net income for the three months ended
     March 31, 1996 ..................         157,132       15,556,097       15,713,229
                                         -------------    -------------    -------------

 Balance, March 31, 1996 .............   $  (2,511,823)   $ (96,221,463)   $ (98,733,286)
                                         =============    =============    =============


See notes to financial statements.

                                VISTA PROPERTIES
                             (A limited partnership)

                            STATEMENTS OF CASH FLOWS

                                                                  For the three months ended
                                                                           March 31,
                                                                  ----------------------------
                                                                      1996            1995
                                                                  ------------    ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ........................................   $ 15,713,229    $ (2,934,971)
     Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities
            Gain on disposition of property, net ..............    (19,397,625)           --
            Deferred mortgage interest ........................      2,278,716       1,905,600
            Depreciation and amortization .....................      1,394,740       1,417,754
            Straight-line adjustment for stepped
               lease rentals ..................................       (140,390)       (364,154)
     Changes in assets and liabilities
        Receivables and other assets ..........................       (147,473)        153,642
        Due to affiliates .....................................         76,221          69,681
        Accounts payable and accrued expenses .................        (84,719)         15,093
        Prepaid rents .........................................         44,679            --
                                                                  ------------    ------------

            Net cash (used in) provided by operating activities       (262,622)        262,645
                                                                  ------------    ------------
Cash flows from investing activities
     Additions to real estate .................................       (364,848)       (218,640)
                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........       (627,470)         44,005

Cash and cash equivalents, beginning of period ................      2,404,119       2,809,266
                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................   $  1,776,649    $  2,853,271
                                                                  ============    ============

Supplemental disclosure of cash flow information
     Interest paid ............................................   $  2,771,772    $  3,112,157
                                                                  ============    ============

Supplemental disclosure of non cash investing and financing activities

As discussed in Note 5, the Partnership's Florida property was foreclosed upon in February 1996. As a result of this foreclosure action, $16,691,433 of real estate, net and $35,814,058 of mortgage loans and deferred interest payable have been removed from the accompanying balance sheet as of March 31, 1996.

See notes to financial statements.

                                VISTA PROPERTIES

                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Vista Properties (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for all of its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where revenue from the lease is averaged over the life of the lease.

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years for buildings and 20 years for improvements. The cost of the buildings represents the initial cost of the buildings to the Partnership plus acquisition and closing costs. Repairs and maintenance are charged to operations as incurred.

         Impairment of assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). The adoption of the statement was required for fiscal years beginning after December 15, 1995. The Partnership implemented SFAS #121 beginning January 1, 1996. The implementation of SFAS #121 did not result in a write-down of the Partnership's assets.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of the balance sheet date. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended March 31, 1996 and 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         IR Vista Realty Corp., the Management General Partner, IR Acquisitions Corp., the Acquisitions General Partner and Presidio Boram Corp., the Associate General Partner, are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may be in the future engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency Management Corp.) assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). Wexford is engaged to perform similar services for other entities which may be in competition with the Partnership.

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the general partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to an unaffiliated local management company which was engaged to provide local property management for one of the Partnership's properties. For the quarters ended March 31, 1996 and 1995, $136,221 and $129,681, respectively, was earned for such services, of which $60,000 was paid to the unaffiliated local management company for the quarters ended March 31, 1996 and 1995. Fees are not charged for properties net leased to tenants. The amount due to affiliates of $1,793,795 and $1,457,636 at March 31, 1996 and 1995, respectively, represents management fees payable to Vista Management for management services. The Management

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         General Partner suspended payment of these fees during 1991 in order to slow the depletion of the Partnership's working capital reserve balance.

         The general partners are entitled to receive 1% of distributable cash from the operations, sales, financing and working capital reserve account, and an allocation of 1% of the net income or loss of the Partnership. Such amounts allocated and distributed to the general partners shall be apportioned 10% to the Management General Partner, 10% to the Acquisitions General Partner and 80% to the Associate General Partner.

         For the quarter ended March 31, 1996, the Management  General  Partner,
         Acquisitions   General  Partner  and  Associate  General  Partner  were
         allocated net income of $15,713, $15,713 and $125,706, respectively.

4        REAL ESTATE

         Real estate is summarized as follows:

                                               March 31,           December 31,
                                                 1996                  1995
                                             -------------        -------------
Buildings and improvements ...........       $ 146,391,876        $ 170,379,274
Accumulated depreciation .............         (48,303,731)         (54,673,898)
                                             -------------        -------------

                                             $  98,088,145        $ 115,705,376
                                             =============        =============

         The net lease tenant at the Irving, Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental was reduced to $459,000 from $776,000. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment is required for the quarter ended March 31, 1996.

5        FORECLOSURE OF FLORIDA PROPERTY

         On January 12, 1996, the Partnership entered into a Settlement Agreement (the "Settlement Agreement") with AEW #2 Trust ("AEW") with respect to a pending foreclosure of the mortgage loan made by AEW to the Partnership in the original principal amount of $21,360,000 (the "Loan"). The Loan was secured by a first mortgage lien on the leasehold estate on a parcel of land located in Orange County Florida and the improvements located thereon (the "Property"), which had a carrying value of $16,691,433 at the date of foreclosure.

         The Loan became due and payable in accordance with its terms on October 26, 1995 and the Loan was not satisfied on such date. As of November 30, 1995, the outstanding indebtedness of the Loan was comprised of the principal amount of $21,360,000 plus accrued and unpaid interest thereon in the amount of $14,454,058. The amount of such outstanding

5        FORECLOSURE OF FLORIDA PROPERTY (continued)

         indebtedness exceeded the fair market value of the Property as of such date. The Lender commenced an action to foreclose its mortgage on December 7, 1995 and a certificate of title was issued in connection with such action on February 26, 1996.

         Under the terms of the Settlement Agreement, AEW agreed to pay to the Partnership a fee in the amount of $400,000 (the "Cooperation Payment") and to bear all costs and expenses relating to the consummation of the foreclosure action provided the Partnership agreed to cooperate with AEW in connection with the foreclosure action.

         Provided that the Partnership has complied with its obligations under the Settlement Agreement, the Cooperation Payment will be released to the Partnership on the date which is ninety-one days following the date that AEW completed its foreclosure proceeding and the certificate of title was recorded. It is anticipated that the Cooperation Payment will be released from escrow and paid to the Partnership on or about May 27, 1996.

         As a result of the above transaction, the Partnership recognized during the first quarter of 1996, a gain from the disposition of this property of $19,397,625 ($206.91 per unit of limited partnership interest). The proceeds to the Partnership from this disposition will be $400,000, less estimated expenses relating to the transaction of $125,000 which is included in accounts payable and accrued expenses at March 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         All cash flow from properties is currently applied to satisfy debt service requirements. The Partnership uses working capital reserves provided from the net proceeds of its initial public offering to pay administrative expenses. As of March 31, 1996, such reserves aggregated $117,510. Administrative expenses for the three months ended March 31, 1996 aggregated $39,658. In addition, the Management General Partner, at the time of the Partnership's original offering of Units, committed to make interest free loans to the Partnership in order to enable the Partnership to satisfy working capital requirements. Presidio has agreed to indemnify the Management General Partner for any loss or expense sustained by the Management General Partner with respect to a liability arising with respect to any event occurring on or prior to April 10, 1995 up to a maximum amount of $388,013 and subject to reduction as set forth below. Presidio's indemnity would cover the Management General Partner's obligation to make working capital loans to the Partnership. The Presidio indemnity replaced promissory notes in the aggregate principal amount of $388,013 which had previously been contributed to the Management General Partner by various subsidiaries of Presidio on account of claims filed by the Management General Partner against Integrated in Integrated's Chapter 11 proceeding. The Presidio indemnity is subject to the allowance of the claim against Integrated and, to the extent such claim is disallowed or expunged, the indemnity of Presidio will be released in whole or in part. As of March 31, 1996, the claim had not been allowed, reduced or expunged.

         The Partnership filed a Proof of Claim against Integrated Resources, Inc. ("Integrated") in its Chapter 11 proceeding with respect to certain potential and unliquidated claims and disputes involving Integrated and its affiliates. These claims and disputes were resolved and approved by the Bankruptcy Court on January 22, 1996, which resulted in the Partnership receiving $272,605 of cash proceeds and 3,636 shares of XRC Corp. common stock with respect to these claims in April, 1996.

         The Partnership suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of the Partnership's working capital reserve balance. For the three months ended March 31, 1996 $76,221 of fees were deferred due to the suspension of property management fee payments as described above.

         With the exception of the Partnership's working capital reserves of $117,510, cash and cash equivalents for the three months ended March 31, 1996 were held as short term investments prior to being applied to the operations of, and the Partnership's mortgage obligation on, the New York property.

         On November 15, 1984, the Partnership terminated its initial public offering upon the final admission of limited partners. The net proceeds to the Partnership for the 92,800 Units sold pursuant to the public offering amounted to $41,040,800 (the gross proceeds of $46,400,000 less underwriting commissions and organization and offering expenses aggregating $5,359,200).

         The Partnership owns the Texas property, which is net leased to Showbiz Pizza Time, Inc., and the New York property, which is leased to approximately 25 tenants. Occupancy rates at the Partnership's properties are 97.86% and 99.68%, for the Texas property and New York property, respectively. The net lease of the Texas property expires in 1998. At the New York property, one tenant occupies 24% of the total square footage and this lease expires in 1997. As of March 31, 1996, substantially all of the tenants at each property are meeting their obligations and the expiring leases are subject to renegotiation.

         On January 12, 1996, the Partnership entered into the Settlement Agreement with AEW with respect to a pending foreclosure of the mortgage loan made by AEW to the Partnership in the original principal amount of $21,360,000. The Loan was secured by a first mortgage lien on the leasehold estate on a parcel of land located in Orange County, Florida, and the improvements located thereon which had a carrying value of $16,691,433 at the date of foreclosure.

         The Loan became due and payable in accordance with its term on October 26, 1995 and the Loan was not satisfied on such date. As of November 30, 1995, the outstanding indebtedness of the Loan was comprised of the principal amount of $21,360,000 plus accrued and unpaid interest thereon in the amount of $14,454,058. The amount of such outstanding indebtedness exceeded the fair market value of the Property as of such date. The Lender commenced an action to foreclose its mortgage on December 7, 1995 and a certificate of title was issued in connection with such action on February 26, 1996.

         Under the terms of the Settlement Agreement, AEW agreed to pay to the Partnership a fee in the amount of $400,000 (the "Cooperation Payment") and to bear all costs and expenses relating to the consummation of the foreclosure action provided the Partnership agreed to cooperate with AEW in connection with the foreclosure action.

         Provided that the Partnership has complied with its obligations under the Settlement Agreement, the Cooperation Payment will be released to the Partnership on the date which is ninety-one days following the date that AEW completed its foreclosure proceeding and the certificate of title was recorded. It is anticipated that the Cooperation Payment will be released from escrow and paid to the Partnership on or about May 27, 1996.

         As a result of the above transactions, the Partnership recognized during the first quarter of 1996, a gain from the disposition of this property of $19,397,625 ($206.91 per unit of limited partnership interest). The proceeds to the Partnership from this disposition will be $400,000, less estimated expenses relating to the transaction of $125,000 which is included in accounts payable and accrued expenses at March 31, 1996.

         The Partnership can provide no assurance that it will be able to refinance the mortgage encumbering the New York property if it is called in 1998, or the mortgage encumbering the Texas Property upon its maturity in 1998. If the Partnership is not able then to refinance or negotiate an extension of such mortgages, the Partnership's interest in the related properties would likely be foreclosed and the limited partners would suffer adverse tax consequences. See the discussion under the headings Treatment of Gain or Loss on Sale or Other Disposition of Property and Tax Treatment of Mortgage Foreclosure at pp. 72-73 of the Prospectus.

         Real estate market

         The Management General Partner believes that the real estate market has not fully recovered from the adverse economic conditions of the 1980's which caused a substantial decline in real estate values. Market values have been slow to recover and technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at increased risk.

         Impairment of assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). The adoption of the statement was required for fiscal years beginning after December 15, 1995. The Partnership implemented SFAS #121 beginning January 1, 1996. The implementation of SFAS #121 did not result in a write-down of the Partnership's assets.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of March 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         The net lease tenant at the Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental income was reduced to $459,000 from $776,000. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, in 1991 management recorded a write-down for impairment of $3,000,000. Management has determined that no additional write-down for impairment was required for the quarter ended March 31, 1996.

         Results of operations

         The Partnership had net income of $15,713,229 for the three months ended March 31, 1996 compared to a net loss of $2,934,971 for the three months ended March 31, 1995 due to a gain on disposition of the Florida property which was foreclosed upon in February 1996 and a decrease in costs and expenses, partially offset by a decrease in revenue.

         Revenues decreased to $5,097,699 for the three months ended March 31, 1996, from $6,105,243 for the same period in the prior year, primarily as a result of the disposition of the Florida property which resulted in the loss of approximately $900,000 of rental income. Expenses decreased to $8,782,095 for the three months ended March 31, 1996 from $9,040,214 for the same period in the prior year, primarily as a result of mortgage loan interest expense savings of approximately $231,000 and ground rent expense savings of approximately $330,000 due to the disposition of the Florida property which was partially offset by an increase of approximately $600,000 of mortgage loan interest expense on the New York property due to the compounding effect of the accreting mortgage.

         Inflation

         Inflation is not expected to have a material impact on the Partnership's operations and financial position during its period of ownership of its properties. However, leases at the New York property generally have provisions which provide for rent increases to reflect increases in certain operating expenses and real estate taxes.

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K



(a) Exhibits: None

(b) Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VISTA PROPERTIES

                                           By: IR Vista Realty Corp.
                                               Management General Partner




Dated:     May 15, 1996                    By: /s/ Frederick Simon
                                               -------------------
                                               Frederick Simon
                                               Director and President
                                               (Principal Executive Officer)



Dated:     May 15, 1996                    By: /s/ Jay L. Maymudes
                                               -------------------
                                               Jay L. Maymudes
                                               Vice President, Secretary and
                                               Treasurer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)