Form 10-Q
period 1996-06-30
VISTA PROPERTIES
filed 1996-08-14
CIK 716942

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


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


                                 (203) 862-7000
              (Registrant's telephone number, including area code)



                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]   No [   ]

================================================================================

                                VISTA PROPERTIES
                             (A limited partnership)

                            FORM 10-Q - JUNE 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - June 30, 1996 and December 31, 1995


       STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and
          1995 and the six months ended June 30, 1996 and 1995


       STATEMENT OF PARTNERS' DEFICIT - For the six months ended June 30, 1996


       STATEMENTS OF CASH FLOWS - For the six months ended June 30, 1996 and 1995


       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                VISTA PROPERTIES
                             (A limited partnership)

                                 BALANCE SHEETS

                                                      June 30,        December 31,
                                                        1996             1995
                                                    -------------    -------------
ASSETS

   Real estate, net .............................   $  98,092,064    $ 115,705,376
   Receivables and other assets .................      10,216,788        9,896,778
   Cash and cash equivalents ....................       1,803,572        2,404,119
                                                    -------------    -------------

                                                    $ 110,112,424    $ 128,006,273
                                                    =============    =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities


   Deferred interest payable ....................   $ 108,524,197    $ 119,017,721
   Mortgage loans payable .......................      99,160,000      120,520,000

   Due to affiliates ............................       1,895,073        1,717,574
   Accounts payable and accrued expenses ........         872,678          691,829
   Prepaid rents ................................         326,457          505,664
                                                    -------------    -------------

        Total liabilities .......................     210,778,405      242,452,788
                                                    -------------    -------------

Commitments and contingencies

Partners' deficit
   Limited partners' deficit (92,810 units issued     (98,134,831)    (111,777,560)
       and outstanding)
   General partners' deficit ....................      (2,531,150)      (2,668,955)
                                                    -------------    -------------

        Total partners' deficit .................    (100,665,981)    (114,446,515)
                                                    -------------    -------------

                                                    $ 110,112,424    $ 128,006,273
                                                    =============    =============

See notes to financial statements.

                                                          VISTA PROPERTIES
                                                       (A limited partnership)

                                                      STATEMENTS OF OPERATIONS

                                                                        For the three months ended       For the six months ended
                                                                                 June 30,                        June 30,
                                                                       ----------------------------    ----------------------------
                                                                           1996            1995            1996            1995
                                                                       ------------    ------------    ------------    ------------
Revenues
     Rental income .................................................   $  5,305,419    $  6,486,667    $ 10,380,933    $ 12,566,393
     Interest income ...............................................         15,790          30,758          37,925          55,225
     Other income ..................................................        273,176            --           273,226           1,050
                                                                       ------------    ------------    ------------    ------------

                                                                          5,594,385       6,517,425      10,692,084      12,622,668
                                                                       ------------    ------------    ------------    ------------

Costs and expenses
     Mortgage loan interest expense ................................      3,853,590       5,025,356       8,904,078      10,043,113
     Operating expenses ............................................      2,064,519       1,958,664       4,050,507       3,896,633
     Depreciation and amortization .................................      1,245,373       1,417,754       2,640,113       2,835,508
     Ground rent ...................................................        175,000         507,599         350,000       1,015,199
     Property management fees ......................................        161,278         228,035         297,499         357,716
     Administrative expenses .......................................         58,893          29,458          98,551          58,911
                                                                       ------------    ------------    ------------    ------------

                                                                          7,558,653       9,166,866      16,340,748      18,207,080
                                                                       ------------    ------------    ------------    ------------

                                                                         (1,964,268)     (2,649,441)     (5,648,664)     (5,584,412)

Gain on disposition of property, net ...............................         31,573            --        19,429,198            --
                                                                       ------------    ------------    ------------    ------------

Net (loss) income ..................................................   $ (1,932,695)   $ (2,649,441)   $ 13,780,534    $ (5,584,412)
                                                                       ============    ============    ============    ============


Net (loss) income attributable to
     Limited partners ..............................................   $ (1,913,368)   $ (2,622,947)   $ 13,642,729    $ (5,528,568)
     General partners ..............................................        (19,327)        (26,494)        137,805         (55,844)
                                                                       ------------    ------------    ------------    ------------

                                                                       $ (1,932,695)   $ (2,649,441)   $ 13,780,534    $ (5,584,412)
                                                                       ============    ============    ============    ============

Net (loss) income per unit of limited partnership
     interest (92,810 units outstanding) ...........................   $     (20.62)   $     (28.26)   $     147.00    $     (59.57)
                                                                       ============    ============    ============    ============

See notes to financial statements.

                                   VISTA PROPERTIES
                               (A limited partnership)

                            STATEMENT OF PARTNERS' DEFICIT




                                         General          Limited           Total
                                        Partners'        Partners'        Partners'
                                         Deficit          Deficit          Deficit
                                      -------------    -------------    ------------
Balance, January 1, 1996 ..........   $  (2,668,955)   $(111,777,560)   $(114,446,515)
                                      -------------    -------------    -------------

Net income for the six months ended
    June 30, 1996 .................         137,805       13,642,729       13,780,534
                                      -------------    -------------    -------------

Balance, June 30, 1996 ............   $  (2,531,150)   $ (98,134,831)   $(100,665,981)
                                      =============    =============    =============





See notes to financial statements.

                                   VISTA PROPERTIES
                               (A limited partnership)

                               STATEMENTS OF CASH FLOWS

                                                          For the six months ended
                                                                  June 30,
                                                        ----------------------------
                                                            1996            1995
                                                        ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ..............................   $ 13,780,534    $ (5,584,412)
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities
            Gain on disposition of property, net ....    (19,429,198)           --
            Deferred mortgage interest ..............      3,960,534       4,011,200
            Depreciation and amortization ...........      2,640,113       2,835,508
            Straight-line adjustment for stepped
               lease rentals ........................       (185,175)       (728,308)
     Changes in assets and liabilities
        Receivables and other assets ................       (343,023)         26,753
        Due to affiliates ...........................        177,499         220,902
        Accounts payable and accrued expenses .......        180,849          47,672
        Prepaid rents ...............................       (179,207)           --
                                                        ------------    ------------
            Net cash provided by operating activities        602,926         829,315
                                                        ------------    ------------

Cash flows from investing activities
     Proceeds from disposition of property, net .....        306,573            --
     Capital improvements to real estate ............     (1,510,046)       (453,264)
                                                        ------------    ------------
            Net cash used in investing activities ...     (1,203,473)       (453,264)
                                                        ------------    ------------
Net (decrease) increase in cash and cash equivalents        (600,547)        376,051

Cash and cash equivalents, beginning of period ......      2,404,119       2,809,266
                                                        ------------    ------------
Cash and cash equivalents, end of period ............   $  1,803,572    $  3,185,317
                                                        ============    ============
Supplemental disclosure of cash flow information
     Interest paid ..................................   $  4,943,544    $  6,031,913
                                                        ============    ============

Supplemental disclosure of noncash investing and financing activities

As discussed in Note 5, the Partnership's Florida property was foreclosed upon in February 1996. As a result of this foreclosure action, $16,691,433 of real estate, net and $35,814,058 of mortgage loans and deferred interest payable have been removed from the accompanying balance sheet as of June 30, 1996.

See notes to financial statements.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Vista Properties (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         A write-down for impairment was not required for the six months ended June 30, 1996 or 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         IR Vista Realty Corp., the Management General Partner, IR Acquisitions Corp., the Acquisitions General Partner and Presidio Boram Corp., the Associate General Partner, are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may be in the future engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency Management Corp.) assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). During the three and six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $11,001 and $22,002, respectively. Wexford is engaged to perform similar services for other entities which may be in competition with the Partnership.

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the general partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to an unaffiliated local management company which was engaged to provide local property management for one of the Partnership's properties. For the quarters ended June 30, 1996 and 1995, $161,278 and $228,035, respectively, was earned for such services, of which $60,000 was paid to the unaffiliated local management company for the quarters ended June 30, 1996 and 1995. Fees are not charged for properties net leased to tenants. The Management General Partner suspended payment of these fees during 1991 in order to slow the depletion of the Partnership's working capital reserve balance. The amount due to affiliates of $1,895,073 at June 30, 1996 and $1,717,574 at December 31, 1995,
         represents management fees payable to Vista Management for management services.

          The general partners are entitled to receive 1% of distributable cash from the operations, sales, financing and working capital reserve account, and an allocation of 1% of the net income or loss of the Partnership. Such amounts allocated and distributed to the general partners are apportioned 10% to the Management General Partner, 10% to the Acquisitions General Partner and 80% to the Associate General Partner.

         For the quarter ended June 30, 1996 and 1995, the Management General Partner, Acquisitions General Partner and Associate General Partner were allocated net losses of $1,933, $1,933, and $15,461 and $2,649, $2,649 and $21,196, respectively.

4        REAL ESTATE

         Real estate is summarized as follows:

                                                             June 30,       December 31,
                                                               1996             1995
                                                           ------------     ------------
                Buildings and improvements ............    $147,537,074     $170,379,274
                Accumulated depreciation ..............     (49,445,010)     (54,673,898)
                                                           ------------     ------------

                                                           $ 98,092,064     $115,705,376
                                                           ============     ============

         The net lease tenant at the Irving, Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental was reduced to $459,000 from $776,000. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment was required for the quarter ended June 30, 1996 or 1995.

5        FORECLOSURE OF FLORIDA PROPERTY

         On January 12, 1996, the Partnership entered into a Settlement Agreement (the "Settlement Agreement") with AEW #2 Trust ("AEW") with respect to a pending foreclosure of the mortgage loan made by AEW to the Partnership in the original principal amount of $21,360,000 (the "Loan"). The Loan was secured by a first mortgage lien on the leasehold estate on a parcel of land located in Orange County, Florida, and the improvements located thereon (the "Florida Property"), which had a carrying value of $16,691,433 at the date of foreclosure.

         The Loan became due and payable in accordance with its terms on October 26, 1995 and the Loan was not satisfied on such date. At November 30, 1995, the outstanding indebtedness of the Loan was comprised of the principal amount of $21,360,000 plus accrued and unpaid interest thereon in the amount of $14,454,058. The amount of such outstanding indebtedness exceeded the fair market value of the Florida Property as of such date and the Lender commenced an action to foreclose its mortgage on December 7, 1995. A certificate of title was issued in connection with such action on February 26, 1996.

         Under the terms of the Settlement Agreement, AEW agreed to pay to the Partnership a fee in the amount of $400,000 (the "Cooperation Payment") and to bear all costs and expenses relating to the consummation of the foreclosure action provided the Partnership agreed to cooperate with AEW in connection with the foreclosure action. The Cooperation Payment was released from escrow and paid to the Partnership on May 21, 1996 and amounted to approximately $307,000 after related expenses. As a result of the above transaction, the Partnership recognized a gain from the disposition of the Florida Property of $19,429,198 for the six months ended June 30, 1996 ($207.25 per unit of limited partnership interest).


6        MORTGAGE LOANS PAYABLE

         The mortgage loan on the New York Property provides that the Partnership may defer payment of some or all of the interest accrued on the mortgage. However, deferral of such interest is conditional upon (among other things) the Partnership not being in arrears in the payment of sums owing under the mortgage by an amount greater than the aggregate debt service required to be paid for the immediately preceding eight-four month period. In August 1996, the Partnership received notice from the mortgage lender that such arrearage threshold had been exceeded and the entire amount of interest accrued for the month of August, 1996 ($1,239,200) was due and payable in full by September 1, 1996. To the extent that interest due is not paid in full, a material monetary default would exist and the lender could exercise all remedies available to it under the terms of the mortgage, including a foreclosure of the New York Property. Although the Partnership does not believe that the arrearage threshold has been exceeded, the Partnership is at increased risk that the New York Property could be foreclosed upon in the near term. Any such foreclosure would result in adverse tax consequences to limited partners.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         All cash flow from properties is currently applied to satisfy debt service requirements. The Partnership uses working capital reserves provided from the net proceeds of its initial public offering to pay administrative expenses. As of June 30, 1996, such reserves amounted to approximately $666,000. Administrative expenses for the three months ended June 30, 1996 aggregated approximately $59,000. In addition, the Management General Partner, at the time of the Partnership's original offering of Units, was committed to make interest free loans to the Partnership in order to enable the Partnership to satisfy working capital requirements. Presidio has agreed to indemnify the Management General Partner for any loss or expense sustained by the Management General Partner with respect to a liability arising with respect to any event occurring on or prior to April 10, 1995 up to a maximum amount of $388,013 and subject to reduction as set forth below. Presidio's indemnity would cover the Management General Partner's obligation to make working capital loans to the Partnership. The Presidio indemnity replaced promissory notes in the aggregate principal amount of $388,013 which had previously been contributed to the Management General Partner by various subsidiaries of Presidio on account of claims filed by the Management General Partner against Integrated in Integrated's Chapter 11 proceeding. The Presidio indemnity is subject to the allowance of the claim against Integrated and, to the extent such claim is disallowed or expunged, the indemnity of Presidio will be released in whole or in part. As of June 30, 1996, the claim had not been allowed, reduced or expunged.

         The Partnership filed a Proof of Claim against Integrated Resources, Inc. ("Integrated") in its Chapter 11 proceeding with respect to certain potential and unliquidated claims and disputes involving Integrated and its affiliates. These claims and disputes were resolved and approved by the Bankruptcy Court on January 22, 1996, which resulted in the Partnership receiving $272,605 of cash proceeds and 3,636 shares of XRC Corp. common stock in April, 1996.

         The Partnership suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of the Partnership's working capital reserve balance. For the six months ended June 30, 1996 $177,499 of fees were deferred due to the suspension of property management fee payments.

         With the exception of the Partnership's working capital reserves, cash and cash equivalents for the six months ended June 30, 1996 were held as short term investments prior to being applied to the operations of, and the Partnership's mortgage obligation on, the New York property.

         On November 15, 1984, the Partnership terminated its initial public offering upon the final admission of limited partners. The net proceeds to the Partnership for the 92,800 Units sold pursuant to the public offering amounted to $41,040,800 (the gross proceeds of $46,400,000 less underwriting commissions and organization and offering expenses aggregating $5,359,200).

         The Partnership owns the Texas property, which is net leased to Showbiz Pizza Time, Inc., and the New York property, which is leased to approximately 25 tenants. As of June 30, 1996, occupancy rates at the Texas and New York properties were 100% and 97.86%, respectively. The net lease of the Texas property expires in 1998. At the New York property, one lease comprising 24% of the total square footage expires in 1997. As of June 30, 1996, substantially all of the tenants at each property are meeting their obligations and the expiring leases are subject to renegotiation.

         On January 12, 1996, the Partnership entered into the Settlement Agreement with AEW with respect to a pending foreclosure of the mortgage loan made by AEW to the Partnership in the original principal amount of $21,360,000. The Loan was secured by a first mortgage lien on the leasehold estate on a parcel of land located in Orange County, Florida, and the improvements located thereon (the "Florida Property") which had a carrying value of $16,691,433 at the date of foreclosure.

         The Loan became due and payable in accordance with its term on October 26, 1995 and the Loan was not satisfied on such date. At November 30, 1995, the outstanding indebtedness of the Loan was comprised of the principal amount of $21,360,000 plus accrued and unpaid interest thereon in the amount of $14,454,058. The amount of such outstanding indebtedness exceeded the fair market value of the Florida Property as of such date and the Lender commenced an action to foreclose its mortgage on December 7, 1995. A certificate of title was issued in connection with such action on February 26, 1996.

         Under the terms of the Settlement Agreement, AEW agreed to pay to the Partnership a fee in the amount of $400,000 (the "Cooperation Payment") and to bear all costs and expenses relating to the consummation of the foreclosure action provided the Partnership agreed to cooperate with AEW in connection with the foreclosure action. The Cooperation Payment was released from escrow and paid to the Partnership on May 21, 1996 and amounted to approximately $307,000 after related expenses. As a result of the above transaction, the Partnership recognized a gain from the disposition of the Florida Property of $19,429,198 ($207.25 per unit of limited partnership interest).

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

         The mortgage loan on the New York Property provides that the Partnership may defer payment of some or all of the interest accrued on the mortgage. However, deferral of such interest is conditional upon (among other things) the Partnership not being in arrears in the payment of sums owing under the mortgage by an amount greater than the aggregate debt service required to be paid for the immediately preceding eight-four month period. In August 1996, the Partnership received notice from the mortgage lender that such arrearage threshold had been exceeded and the entire amount of interest accrued for the month of August, 1996 ($1,239,200) was due and payable in full by September 1, 1996. To the extent that interest due is not paid in full, a material monetary default would exist and the lender could exercise all remedies available to it under the terms of the mortgage, including a foreclosure of the New York Property. Although the Partnership does not believe that the arrearage threshold has been exceeded, the Partnership is at increased risk that the New York Property could be foreclosed upon in the near term. Any such foreclosure would result in adverse tax consequences to limited partners.

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of June 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         The net lease tenant at the Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental income was reduced to $459,000 from $776,000. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, in 1991 management recorded a write-down for impairment of $3,000,000. Management has determined that no additional write-down for impairment was required for the quarter ended June 30, 1996 or 1995.

         Results of operations

         The Partnership experienced a net loss of $1,932,695 for the three months ended June 30, 1996 compared to a net loss of $2,649,441 for the same period in the prior year primarily due to a decrease in revenues and expenses from the Florida Property that was foreclosed upon in February 1996. The Partnership experienced net income of $13,780,534 for the six months ended June 30, 1996 compared to a net loss of $5,584,412 for the same period in the prior year primarily due to a gain on disposition from the foreclosed Florida Property mentioned above and a decrease in revenues and expenses from the loss of this property.

         Revenues decreased to $5,594,385 for the three months ended June 30, 1996, from $6,517,425 for the same period in the prior year, primarily as a result of the disposition of the Florida Property which resulted in the loss of approximately $1.1 million of rental income. Revenues decreased to $10,692,084 for the six months ended June 30, 1996, from $12,622,668 for the same period in the prior year, primarily as a result of the disposition of the Florida property which resulted in the loss of approximately $1.9 million in rental income. This was partially offset by other income of approximately $273,000 which represents cash proceeds received in April, 1996 for Proof of Claims against Integrated in its Chapter 11 proceeding which was resolved and approved by the Bankruptcy Court in January 1996.

         Expenses decreased to $7,558,653 for the three months ended June 30, 1996 from $9,166,866 for the same period in the prior year, primarily as a result of mortgage loan interest expense savings of approximately $935,000, ground rent expense savings of approximately $330,000 and depreciation expense savings of approximately $150,000 due to the disposition of the Florida Property. Expenses decreased to $16,340,748 for the six months ended June 30, 1996, from $18,207,080 for the same period in the prior year primarily as a result of mortgage loan interest expense savings of approximately $1,142,000, ground rent expense savings of approximately $665,000 and depreciation expense savings of approximately $305,000 due to the disposition of the Florida Property which were slightly offset by an increase of approximately $100,000 of depreciation expense for the New York Property due to fixed asset additions and an increase of approximately $150,000 of operating expenses primarily due to increased consulting fees for the New York Property.

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



                                         VISTA PROPERTIES

                                         By: IR Vista Realty Corp.
                                             Management General Partner




Dated:     August 14, 1996               By: /s/ Frederick Simon
                                             -------------------
                                             Frederick Simon
                                             Director and President
                                             (Principal Executive Officer)



Dated:     August 14, 1996               By: /s/ Jay L. Maymudes
                                             -------------------
                                             Jay L. Maymudes
                                             Vice President, Secretary and
                                             Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)