Form 10-Q
period 1996-09-30
VISTA PROPERTIES
filed 1996-11-14
CIK 716942

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1996


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

                                VISTA PROPERTIES
                             (A limited partnership)

                         FORM 10-Q - SEPTEMBER 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - September 30, 1996 and December 31, 1995


       STATEMENTS OF OPERATIONS - For the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995


       STATEMENT OF PARTNERS'  DEFICIT - For the nine months ended September 30,
           1996


       STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1996 and 1995


       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                                   VISTA PROPERTIES
                               (A limited partnership)

                                    BALANCE SHEETS

                                                      September 30,     December 31,
                                                           1996             1995
                                                      -------------    -------------
ASSETS

     Real estate, net .............................   $  97,494,635    $ 115,705,376
     Receivables and other assets .................       9,768,750        9,896,778
     Cash and cash equivalents ....................       1,485,515        2,404,119
                                                      -------------    -------------
                                                      $ 108,748,900    $ 128,006,273
                                                      =============    =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

     Deferred interest payable ....................   $ 110,779,045    $ 119,017,721
     Mortgage loans payable .......................      99,160,000      120,520,000
     Due to affiliates ............................       1,987,893        1,717,574
     Accounts payable and accrued expenses ........         836,120          691,829
     Prepaid rents ................................         215,381          505,664
                                                      -------------    -------------
        Total liabilities .........................     212,978,439      242,452,788
                                                      -------------    -------------

Commitments and contingencies

Partners' deficit
     Limited partners' deficit (92,810 units issued
        and outstanding) ..........................    (101,662,754)    (111,777,560)
     General partners' deficit ....................      (2,566,785)      (2,668,955)
                                                      -------------    -------------
        Total partners' deficit ...................    (104,229,539)    (114,446,515)
                                                      -------------    -------------
                                                      $ 108,748,900    $ 128,006,273
                                                      =============    =============

                         See notes to financial statements.

                                                          VISTA PROPERTIES
                                                       (A limited partnership)

                                                      STATEMENTS OF OPERATIONS


                                                                   For the three months ended          For the nine months ended
                                                                           September 30,                       September 30,
                                                                 ------------------------------      ------------------------------
                                                                      1996              1995              1996              1995
                                                                 ------------      ------------      ------------      ------------
Revenues
     Rental income .........................................     $  5,012,289      $  6,365,212      $ 15,393,222      $ 18,931,605
     Interest income .......................................           17,771            32,984            55,696            88,209
     Other income ..........................................              450               250           273,676             1,300
                                                                 ------------      ------------      ------------      ------------
                                                                    5,030,510         6,398,446        15,722,594        19,021,114

Costs and expenses
     Mortgage loan interest expense ........................        4,435,711         5,024,976        13,339,789        15,068,089
     Operating expenses ....................................        2,278,232         2,137,918         6,328,739         6,034,551
     Depreciation and amortization .........................        1,532,532         1,418,479         4,172,645         4,253,987
     Ground rent ...........................................          175,000           507,980           525,000         1,523,179
     Property management fees ..............................          142,487            92,871           439,986           450,587
     Administrative expenses ...............................           30,106            29,451           128,657            88,362
                                                                 ------------      ------------      ------------      ------------
                                                                    8,594,068         9,211,675        24,934,816        27,418,755

                                                                   (3,563,558)       (2,813,229)       (9,212,222)       (8,397,641)

Gain on disposition of property, net .......................             --                --          19,429,198              --
                                                                 ------------      ------------      ------------      ------------
Net (loss) income ..........................................     $ (3,563,558)     $ (2,813,229)     $ 10,216,976      $ (8,397,641)
                                                                 ============      ============      ============      ============


Net (loss) income attributable to
     Limited partners ......................................     $ (3,527,923)     $ (2,785,097)     $ 10,114,806      $ (8,313,665)
     General partners
                                                                      (35,635)          (28,132)          102,170           (83,976)
                                                                 ------------      ------------      ------------      ------------
                                                                 $ (3,563,558)     $ (2,813,229)     $ 10,216,976      $ (8,397,641)
                                                                 ============      ============      ============      ============

Net (loss) income per unit of limited partnership
     interest (92,810 units outstanding) ...................     $     (38.01)     $     (30.01)     $     108.99      $     (89.58)
                                                                 ============      ============      ============      ============


                                                 See notes to financial statements.

                                       VISTA PROPERTIES
                                   (A limited partnership)

                                STATEMENT OF PARTNERS' DEFICIT

                                                  General         Limited           Total
                                                 Partners'       Partners'         Partners'
                                                  Deficit         Deficit          Deficit
                                             -------------    -------------    -------------
Balance, January 1, 1996 .................   $  (2,668,955)   $(111,777,560)   $(114,446,515)

Net income for the nine months ended
    September 30, 1996 ...................         102,170       10,114,806       10,216,976
                                             -------------    -------------    -------------

Balance, September 30, 1996 ..............   $  (2,566,785)   $(101,662,754)   $(104,229,539)
                                             =============    =============    =============


                             See notes to financial statements.

                                        VISTA PROPERTIES
                                     (A limited partnership)

                                    STATEMENTS OF CASH FLOWS

                                                                    For the nine months ended
                                                                            September 30,
                                                                  -----------------------------
                                                                       1996            1995
                                                                       ----            ----
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ........................................   $ 10,216,976    $ (8,397,641)
     Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities
            Gain on disposition of property, net ..............    (19,429,198)           --
            Deferred mortgage interest ........................      6,215,382       5,989,916
            Depreciation and amortization .....................      4,172,645       4,253,987
            Straight-line adjustment for stepped
               lease rentals ..................................       (229,960)       (955,605)
     Changes in assets and liabilities
        Receivables and other assets ..........................         26,566      (1,848,065)
        Due to affiliates .....................................        270,319         253,772
        Accounts payable and accrued expenses .................        144,291         101,000
        Prepaid rents .........................................       (290,283)           --
                                                                  ------------    ------------
            Net cash provided by (used in) operating activities      1,096,738        (602,636)
                                                                  ------------    ------------


Cash flows from investing activities
     Capital improvements to real estate ......................     (2,015,342)       (571,765)

Net decrease in cash and cash equivalents .....................       (918,604)     (1,174,401)

Cash and cash equivalents, beginning of period ................      2,404,119       2,809,266
                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................   $  1,485,515    $  1,634,865
                                                                  ============    ============

Supplemental disclosure of cash flow information
     Interest paid ............................................   $  7,124,407    $  9,078,173
                                                                  ============    ============


Supplemental disclosure of noncash investing and financing activities

                               See notes to financial statements.

As discussed in Note 5, the Partnership's Florida property was forcelosed upon in February 1996. As a result of this foreclosure action, $16,691,433 of real estate, net and $35,814,058 of mortgage loans and deferred interest payable have been removed from the accompanying balance sheet as of September 30, 1996.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Vista Properties (the "Partnership") Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for all of its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases, where revenue from the lease is averaged over the life of the lease.

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

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Impairment of assets (continued)

         between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

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

         A write-down for impairment was not required for the nine months ended September 30, 1996 or 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         IR Vista Realty Corp., the Management General Partner, IR Acquisitions Corp., the Acquisitions General Partner and Presidio Boram Corp., the Associate General Partner, are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may be in the future engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency Management Corp.) assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). During the three and nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $10,891 and $32,893, respectively. Wexford is engaged to perform similar services for other entities which may be in competition with the Partnership.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the general partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to an unaffiliated local management company which was engaged to provide local property management for one of the Partnership's properties. For the quarters ended September 30, 1996 and 1995, $142,478 and $92,871, respectively, was earned for such services, of which $49,669 and $60,000 was paid to the unaffiliated local management company for the quarters ended September 30, 1996 and 1995, respectively. Fees are not charged for properties net leased to tenants. The Management General Partner suspended payment of these fees during 1991 in order to slow the depletion of the Partnership's working capital reserve balance. The amount due to affiliates of $1,987,893 at September 30, 1996 and $1,717,574 at December 31, 1995, represents management fees payable to Vista Management for management services.

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

         For the quarter ended September 30, 1996 and 1995, the Management General Partner, Acquisitions General Partner and Associate General Partner were allocated net losses of $3,563, $3,563, and $28,509 and $2,813, $2,813 and $22,506, respectively.

4        REAL ESTATE

        Real estate is summarized as follows:

                                              September 30,         December 31,
                                                   1996                  1995
                                             -------------        -------------
Buildings and improvements ...........       $ 148,348,944        $ 170,379,274
Accumulated depreciation .............         (50,854,309)         (54,673,898)
                                             -------------        -------------
                                             $  97,494,635        $ 115,705,376
                                             =============        =============

         The net lease tenant at the Irving, Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental was reduced to $459,000 from $776,000. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment was required for the quarter ended September 30, 1996 or 1995.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

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

         Under the terms of the Settlement Agreement, AEW agreed to pay to the Partnership a fee in the amount of $400,000 (the "Cooperation Payment") and to bear all costs and expenses relating to the consummation of the foreclosure action provided the Partnership agreed to cooperate with AEW in connection with the foreclosure action. The Cooperation Payment was released from escrow and paid to the Partnership on May 21, 1996 and amounted to approximately $307,000 after related expenses. As a result of the above transaction, the Partnership recognized a gain from the disposition of the Florida Property of $19,429,198 for the nine months ended September 30, 1996 ($207.25 per unit of limited partnership interest).

6         MORTGAGE LOANS PAYABLE

         The mortgage loan on the New York Property (the "New York Mortgage") permits the Partnership to defer payment of some or all of the interest accrued on the New York Mortgage, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August, 1996, the Partnership received notice from the holder of the New York Mortgage (the "New York Lender") that the interest deferred on the New York Mortgage exceeded the permitted deferral and that the full debt service payment for interest accrued during August 1996 (in the amount of $1,239,200) would be due and payable on September 1, 1996 and that, if such payment was not received, the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

6         MORTGAGE LOANS PAYABLE (continued)

         available remedies (including the commencement of a foreclosure action against the New York Property). The Partnership did not have sufficient funds to make the payment on September 1, 1996, and, in October, 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest, immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property. The Partnership is reviewing all options available to it with respect to the New York Property.

         The mortgage loan on the Texas Property (the "Texas Mortgage") permits the Partnership to defer payment of some or all of the interest accrued on the Texas Mortgage, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds $8,500,000. As of September 30, 1996, the aggregate interest deferred on the Texas Mortgage was $7,004,444. The Partnership does not expect to exceed that maximum deferral amount until May 1999. At that time, unless the Partnership is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of the Partnership with no cash available for distribution to the limited partners.

         There is no assurance that the Partnership will be able to successfully avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to the date that the Partnership will have deferred the maximum amount of interest that may be deferred under the terms of the Texas Mortgage.

         In the event of a foreclosure of the New York Property or the Texas Property, the limited partners of the Partnership would suffer significant adverse tax consequences without cash available for distribution to the limited partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow resulting from operations would be significantly reduced. If both the New York Property and the Texas Property are foreclosed, the Partnership would lose all sources of revenue and would be forced to dissolve. See Treatment of Gain or Loss on Sale or Other Disposition of Property and Tax Treatment of Mortgage Foreclosure at pp. 72-73 of the Prospectus.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         All cash flow from properties is currently applied to satisfy debt service requirements. The Partnership uses working capital reserves provided from the net proceeds of its initial public offering to pay administrative expenses. As of September 30, 1996, such reserves amounted to approximately $641,000. Administrative expenses for the three months ended September 30, 1996 aggregated approximately $30,000.

         The Partnership suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of the Partnership's working capital reserve balance. At September 30, 1996, $1,987,893 of fees were deferred due to the suspension of property management fee payments, of which $270,319 were accrued for the nine months ended September 30, 1996. The affiliate whose fees have been deferred has indicated that it does not have a present intention of enforcing its right to such fees, but reserves its right to do so.

         With the exception of the Partnership's working capital reserves, cash and cash equivalents for the nine months ended September 30, 1996 were held as short term investments prior to being applied to the operations of, and the Partnership's mortgage obligation on, the New York property.

         The Partnership owns the Texas property, which is net leased to Showbiz Pizza Time, Inc., and the New York property, which is leased to approximately 25 tenants. As of September 30, 1996, occupancy rates at the Texas and New York properties were 100% and 97%, respectively. The net lease of the Texas property expires in 1998. At the New York property, one lease comprising 24% of the total square footage expires in 1997. As of September 30, 1996, substantially all of the tenants at each property are meeting their obligations and the expiring leases are subject to renegotiation.

         The mortgage loan on the New York Property (the "New York Mortgage") permits the Partnership to defer payment of some or all of the interest accrued on the New York Mortgage, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August, 1996, the Partnership received notice from the holder of the New York Mortgage (the "New York Lender") that the interest deferred on the New York Mortgage exceeded the permitted deferral and that the full debt service payment for interest accrued during August 1996 (in the amount of $1,239,200) would be due and payable on September 1, 1996 and that, if such payment was not received, the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all available remedies (including the commencement of a foreclosure action against the New York Property). The Partnership did not have sufficient funds to make the payment on September 1, 1996, and, in October, 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest, immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property. The Partnership is reviewing all options available to it with respect to the New York Property.

         The mortgage loan on the Texas Property (the "Texas Mortgage") permits the Partnership to defer payment of some or all of the interest accrued on the Texas Mortgage, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds $8,500,000. As of September 30, 1996, the aggregate interest deferred on the Texas Mortgage was $7,004,444. The Partnership does not expect to exceed that maximum deferral amount until May 1999. At that time, unless the Partnership is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of the Partnership with no cash available for distribution to the limited partners.

         There is no assurance that the Partnership will be able to successfully avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to the date that the Partnership will have deferred the maximum amount of interest that may be deferred under the terms of the Texas Mortgage.

         In the event of a foreclosure of the New York Property or the Texas Property, the limited partners of the Partnership would suffer significant adverse tax consequences without cash available for distribution to the limited partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow resulting from operations would be significantly reduced. If both the New York Property and the Texas Property are foreclosed, the Partnership would lose all sources of revenue and would be forced to dissolve. See Treatment of Gain or Loss on Sale or Other Disposition of Property and Tax Treatment of Mortgage Foreclosure at pp. 72-73 of the Prospectus.

         Real estate market

         The Management General Partner believes that the real estate market has not fully recovered from the adverse economic conditions of the 1980's, which caused a substantial decline in real estate values. Market values have been slow to recover and technological changes also may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at increased risk.

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of September 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         The net lease tenant at the Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental income was reduced to $459,000 from $776,000. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, in 1991 management recorded a write-down for impairment of $3,000,000. Management has determined that no additional write-down for impairment was required for the quarters ended September 30, 1996 or 1995.

         Results of operations

         The Partnership experienced a net loss of $3,563,558 for the three months ended September 30, 1996 compared to a net loss of $2,813,229 for the same period in the prior year primarily due to a decrease in revenues and expenses from the Florida Property that was foreclosed upon in February 1996. The Partnership experienced net income of $10,216,976 for the nine months ended September 30, 1996 compared to a net loss of $8,397,641 for the same period in the prior year primarily due to a gain on disposition from the foreclosed Florida Property mentioned above and a decrease in revenues and expenses from the loss of this property.

         Revenues decreased to $5,030,510 for the three months ended September 30, 1996, from $6,398,446 for the same period in the prior year, primarily as a result of the disposition of the Florida Property which resulted in the loss of approximately $.9 million of rental income. Revenues decreased to $15,722,594 for the nine months ended September 30, 1996, from $19,021,114 for the same period in the prior year, primarily as a result of the disposition of the Florida property which resulted in the loss of approximately $2.7 million in rental income. This was partially offset by an increase in other income of approximately $273,000, which represents cash proceeds received in April, 1996 for Proof of Claims filed against Integrated in its Chapter 11 proceeding, which was resolved and approved by the Bankruptcy Court in January 1996.

         Expenses decreased to $8,594,068 for the three months ended September 30, 1996 from $9,211,675 for the same period in the prior year. The decrease was primarily the result of reductions in mortgage loan interest of approximately $589,000, ground rent expense of approximately $333,000 and depreciation expense of approximately $150,000, due to the disposition of the Florida Property. This decrease was partially offset by an increase in operating expenses of approximately $140,000, primarily due to increased professional fees for the New York Property and an increase in depreciation expense of approximately $266,000 on the New York Property due to fixed asset additions in 1996. Expenses decreased to $24,934,816 for the nine months ended September 30, 1996, from $27,418,755 for the same period in the prior year primarily as a result of reductions in mortgage loan interest of approximately $1,728,000, ground rent expense of approximately $998,000 and depreciation expense of approximately $457,000 due to the disposition of the Florida Property. This decrease was slightly offset by an increase in depreciation expense of approximately $375,000 on the New York Property due to fixed asset additions and an increase in operating expenses of approximately $294,000 primarily due to increased professional fees for the New York Property.

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



                                       VISTA PROPERTIES

                                       By:      IR Vista Realty Corp.
                                                Management General Partner




Dated:     November 14, 1996           By:      /s/ Frederick Simon
                                                -------------------
                                                Frederick Simon
                                                Director and President
                                                (Principal Executive Officer)



Dated:     November 14, 1996           By:      /s/ Jay L. Maymudes
                                                -------------------
                                                Jay L. Maymudes
                                                Vice President, Secretary and
                                                Treasurer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)