Form 10-K
period 1996-12-31
VISTA PROPERTIES
filed 1997-04-10
CIK 716942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11890


                                VISTA PROPERTIES
             (Exact name of registrant as specified in its charter)

California                                                    13-3179078
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

411 West Putnam Avenue, Greenwich, CT                            06830
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           203-862-7000

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
  Title of each class                                        registered

          None                                                  None

           Securities registered pursuant to Section 12(g) of the Act:
              Units of Limited Partnership Interest, $500 Per Unit
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes[ X ]   No [   ]

                                                      Exhibit index at page IV-1

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         There  is  no  public  market  for  the  Limited   Partnership   Units.
Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by nonaffiliates of Registrant has not been supplied.

PART I


Item 1.       Business

General Development of Business

Registrant (sometimes referred to as the "Partnership") is a California limited partnership engaged in the business of investing in, holding and managing commercial properties. Registrant was formed on March 14, 1983, with IR Vista Realty Corp. (the "Management General Partner"), IR Acquisition Corp. (the "Acquisitions General Partner") and Asta Associates Limited Partnership (the "Associate General Partner") as its general partners (collectively, the "General Partners"). The Management General Partner and the Acquisitions General Partner are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). IR Vista Realty Corp. and IR Acquisition Corp. were until November 3, 1994 wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated "). On November 3, 1994, Integrated consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. See the Prospectus, dated September 2, 1983 (the "Prospectus") and the Supplements thereto dated October 17, 1983, November 11, 1983, November 29, 1983, January 25, 1984, March 2, 1984, July 9, 1984, August 8, 1984 and
September 14, 1984 (collectively, the "Supplements").

Asta Associates Limited Partnership notified the Partnership of its withdrawal as Associate General Partner of the Partnership. The withdrawal was effective as of March 28, 1995, 90 days following written notice to Limited Partners. Upon the effective date of the withdrawal, Presidio Boram Corp. ("Boram"), a subsidiary of Presidio became the Associate General Partner. In October 1996, the parties determined that the withdrawal of Asta as Associate General Partner and the appointment of Boram was based upon a mutual mistake and those transactions were rescinded.

Effective with the consummation of Integrated's plan of reorganization, Presidio entered into a management and administrative agreement with Concurrency Management Corp. ("Concurrency "). Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned its agreement to provide administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford").

Registrant presently owns property in Irving, Texas (the "Texas Property"), and at 250 Park Avenue, New York City, New York (the " New York Property"). The Texas Property and New York Property were acquired on December 15, 1983 and January 4, 1984, respectively. Each property consists of improvements in which Registrant owns a fee simple interest, and underlying land which Registrant leases pursuant to long-term leases. The Texas Property is net-leased by Registrant to a commercial tenant; the New York Property is operated by the Receiver (as hereinafter defined). Registrant net-leases the Texas Property to one tenant, but has several tenants in the New York Property. Further information regarding these properties is set forth in Item 2 below.

The mortgage loan on the New York Property (the "New York Mortgage") permits the Registrant to defer payment of some or all of the interest accrued on the New York Mortgage, provided, among other things, that the Registrant does not defer interest in an amount that at any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August 1996, the Registrant received notice from the holder of the New York Mortgage that the interest deferred on the New York Mortgage exceeded the permitted deferral and that the full debt service payment for interest accrued during

August 1996 (in the amount of $1,239,700) would be due and payable on September 1, 1996 and that if such payment was not received the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all available remedies (including the commencement of a foreclosure action against the New York Property). The Registrant did not have sufficient funds to make the payment on September 1, 1996, and, in October 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest of approximately $104,882,000, immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property (the "Foreclosure Proceeding"). At such time, the total outstanding indebtedness significantly exceeded the estimated fair market value of the New York Property.

The Registrant was notified on or about November 12, 1996 that on November 7, 1996 the Supreme Court of the State of New York in the County of New York appointed Darrell Paster, of Ferrer, Paster & Enriquez (the "Receiver") as a receiver of all earnings, revenues, rents, issues, profits and income with respect to the New York Property during the pendency of the foreclosure action.

A foreclosure of the New York Property would result in adverse tax consequences to limited partners. If the New York Property is foreclosed upon, the Registrant estimates that, as required by generally accepted accounting principles, it will recognize a gain of approximately $103,000,000 ($1,099 per Unit of limited partnership interest). The Registrant estimates that each limited partner would recognize a taxable gain of approximately $1,412 per Unit, with no cash available for distribution to the partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow from operations would be significantly reduced.

The Registrant had owned property in Orlando, Florida (the "Florida Property"). On January 12, 1996, Registrant entered into a Settlement Agreement (the "Settlement Agreement") with AEW #2 Trust ("AEW") with respect to a pending foreclosure of the mortgage loan made by AEW to the Registrant in the original principal amount of $21,360,000 (the "Florida Loan"). The Florida Loan was secured by a first mortgage lien on the leasehold estate on a parcel of land located in Orange County, Florida and the improvements located thereon.

The Florida Loan became due and payable in accordance with its terms on October 26, 1995 and the Florida Loan was not satisfied on such date. As of November 30, 1995, the outstanding indebtedness of the Florida Loan was comprised of the principal amount of $21,360,000 plus accrued and unpaid interest in the amount of $14,454,058. The amount of such outstanding indebtedness exceeded the fair market value of the Florida Property as of such date. AEW commenced an action to foreclose on its mortgage on December 7, 1995 and a certificate of title was issued in connection with such action on February 26, 1996. As a result of the foreclosure, the Registrant, as required under generally accepted accounting principals, recognized a gain of approximately $19,429,000 ($207 per Unit of limited partnership interest) for the year ended December 31, 1996. Each limited partner realized a taxable gain of $333 per full unit interest in 1996 in connection with the foreclosure.

Registrant  has only one  industry  segment:  the  ownership  and  operation  of
commercial  properties.   See  Item  8  below  for  a  summary  of  Registrant's
operations.

For the year ended December 31, 1996, Registrant's revenues from (i) Showbiz Pizza Time, Inc., which net- leases the Texas Property, and (ii) the tenants of the New York Property accounted for 3% and 97%, respectively, of the gross revenues of Registrant from its real estate operations.

Competition

The real estate business is highly competitive, and, as discussed more particularly below, the properties owned by Registrant may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the Management General Partner and/or its affiliates that engage in businesses that may be in competition with Registrant. The Management General Partner respects the interests of each entity individually. Additionally, the partnerships do not anticipate changes in their current operations. As such, the Registrant does not differentiate in the allocation of any opportunities. Registrant will also experience competition for potential buyers at such time as it seeks to sell any of its properties. Registrant's primary asset, the New York Property, which is an office building leased to approximately 30 tenants, is located in midtown Manhattan. Leasing of office buildings in the area is highly competitive, yet the building is currently 97% occupied.

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance with Federal, State and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment and is not aware of any condition that will have a material effect on the capital expenditures or competitive position of Registrant.

Employees

Registrant does not have any employees. Wexford currently performs accounting, secretarial, transfer and administrative services for Registrant. Wexford also performs similar services for other affiliates of the General Partners. In addition, Registrant has retained Vista Management to provide certain management services regarding the properties owned by Registrant. See Item 13 below for further information regarding Vista Management. Aside from these personnel, and the directors and officers of the General Partners discussed below in Item 10, Registrant has no employees.


Item 2.  Description of Property

The following table sets forth information as of March 1, 1997 regarding the properties presently owned by Registrant.

Name of Property             Location              Date of Purchase          Type of Property
----------------             --------              ----------------          ----------------
Texas Property            Irving, Texas                12/15/83               office building
New York Property         250 Park Avenue               1/04/84               office building
                           New York, NY


In the case of both properties, Registrant has fee simple title to the improvements and leases the land underlying the improvements on a long-term basis. The Texas Property is subject to a net lease; the New York Property is operated by the Receiver.

Further information regarding these properties and Registrant's interest therein is set forth under the heading Initial Property Acquisition at pp. 52-58 of the Prospectus, and in the Supplements to the Prospectus dated January 25, 1984, March 2, 1984 and July 9, 1984. There have been no additional purchases of property subsequent to Registrant's initial property acquisition.


Item 3.       Legal Proceedings

Registrant filed a Proof of Claim against Integrated in Integrated's Chapter 11 proceeding with respect to certain potential and unliquidated claims and disputes involving Integrated and its affiliates. These claims and disputes have been resolved and approved by the Bankruptcy Court and resulted in Registrant receiving approximately $272,000 with respect thereto these claims during 1996. In addition, the New York property is presently subject to the Foreclosure Proceeding.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

There is no established public trading market for the Units of Registrant.

As of March 1, 1997, there were approximately 4,221 record holders of Units, holding an aggregate of 92,810 Units in Registrant.

It is not presently anticipated that Registrant will make any cash distributions to investors.


Item 6.       Selected Financial Data


                                                              Year ended December 31,
                            ------------------------------------------------------------------------------------
                                   1996                1995           1994              1993             1992
                                   ----                ----           ----              ----             ----
Total revenues              $  21,267,482      $   25,455,013   $ 25,931,770     $  24,327,320    $  24,130,097
Net Income (loss)           $   4,782,912(A)   $  (11,140,689)  $(12,282,498)    $ (13,517,328)   $ (13,363,394)
Net Income (loss) per
   limited partnership unit $       51.02(A)   $      (118.84)  $    (131.02)    $     (144.19)   $     (142.55)
Total assets                $ 107,163,265      $  128,006,273   $131,277,049     $ 131,541,536    $ 135,533,029
Mortgages Payable           $  99,160,000      $  120,520,000   $120,520,000     $ 120,520,000    $ 120,520,000
Deferred Interest
   Payable                  $ 115,022,636      $  119,017,721   $111,924,239     $ 100,155,363    $  90,772,093


(A) Includes gain on foreclosure of the Florida Property in the amount of $19,429,198, or $207.25 per Unit.


Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Liquidity and Capital Resources

All cash flow from properties is currently applied to debt service. Registrant uses working capital reserves to pay administrative expenses. As of December 31, 1996, such reserves aggregated $636,780. Reserves, which were initially provided from the net proceeds of Registrant's initial public offering, increased during 1996 as a result of the receipt of (I) a cooperation payment (approximately $307,000) in connection with the foreclosure of the Florida Loan and (ii) $272,000 from the settlement of a claim against Integrated in Integrated's Chapter 11 proceedings.

Registrant suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of Registrant's working capital reserve balance. For 1996 $171,934 of fees were deferred due to the suspension of property management fee payments as described above.

With the exception of Registrant's working capital reserves of $636,780, cash and cash equivalents for the year ended December 31, 1996 are being held by the managing agent appointed by the Receiver prior to being applied to the operations of, and Registrant's mortgage obligation on, the New York Property.

On November 15, 1984, Registrant terminated its initial public offering upon the final admission of limited partners. The net proceeds to Registrant for the 92,800 Units sold pursuant to the public offering amounted to $41,040,800 (the gross proceeds of $46,400,000 less underwriting commissions and organization and offering expenses aggregating $5,359,200).

Registrant presently owns the Texas Property, which is net leased to Showbiz Pizza Time, Inc., and the New York Property, which is leased to approximately 30 tenants. Occupancy rates at Registrant's properties are 100% and 97% for the Texas Property and New York Property, respectively. The net lease of the Texas Property expires in 1998. At the New York Property, one tenant occupies 16% of the total square footage and this lease expires in 1997. The Receiver and Registrant have agreed in principal on the terms of the renewal of such tenant's lease through the year 2007. As of March 1, 1997, substantially all of the tenants at each property are meeting their obligations and the expiring leases are subject to renegotiation.

The Texas Mortgage permits the Registrant to defer payment of some or all of the interest accrued on the Texas Mortgage, provided, among other things, that the Registrant does not defer interest in an amount that at any time exceeds $8,500,000. Registrant does not expect to exceed that maximum deferral amount prior to the maturity date in December 1998. At that time, unless Registrant is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of Registrant with no cash available for distribution to the limited partners.

The mortgage loan on the New York Property permits the Registrant to defer payment of some or all of the interest accrued on the New York Mortgage, provided, among other things, that the Registrant does not defer interest in an amount that at any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August 1996, the Registrant received notice from the holder of the New York Mortgage that the interest deferred on the New York Mortgage exceeded the permitted deferral and that the full debt service payment for interest accrued during August 1996 (in the amount of $1,239,700) would be due and payable on September 1, 1996 and that, if such payment was not received, the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all available remedies (including the commencement of a foreclosure action against the New York Property). The Registrant did not have sufficient funds to make the payment on September 1, 1996, and, in October 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest of approximately $104,882,000, immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property. At such time, the total outstanding indebtedness significantly exceeded the estimated fair market value of the New York Property.

The Registrant was notified on or about November 12, 1996 that on November 7, 1996 the Supreme Court of the State of New York in the County of New York appointed Darrell Paster, of Ferrer, Paster & Enriquez as a receiver of all earnings, revenues, rents, issues, profits and income with respect to the New York Property during the pendency of the foreclosure action.

A foreclosure of the New York Property would result in adverse tax consequences to limited partners. If the New York Property is foreclosed upon, the Registrant estimates that as required by generally accepted accounting principles, it will recognize a gain of approximately $103,000,000 ($1,099 per Unit of limited partnership interest). In addition, the Registrant estimates that each limited partner would recognize a taxable gain of approximately $1,412 per Unit, with no cash available for distribution to the partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow from operations would be significantly reduced. Registrant is reviewing options available to it with respect to the potential foreclosure of the New York Property. Such options include vigorous defense of the foreclosure and a settlement thereof with the least adverse affect to the Registrant.

There is no assurance that the Registrant will be able to successfully avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to the date that the Registrant will have deferred the maximum amount of interest that may be deferred under the terms of the Texas Mortgage. If both the New York Property and the Texas Property are foreclosed, the Registrant would lose all sources of revenue and would be forced to dissolve. See Treatment of Gain or Loss on Sale or Other Disposition of Property and Tax Treatment of Mortgage Foreclosure at pp. 72-73 of the Prospectus.

On January 12, 1996, the Registrant entered into the Settlement Agreement with AEW with respect to a pending foreclosure of the Florida Loan made by AEW to the Partnership in the original principal amount of $21,360,000. The Florida Loan was secured by a first mortgage lien on the leasehold estate on a parcel of land located in Orange County, Florida, and the improvements located thereon.

The Florida Loan became due and payable in accordance with its term on October 26, 1995 and the Florida Loan was not satisfied on such date. As of November 30, 1995, the outstanding indebtedness of the Florida Loan was comprised of the principal amount of $21,360,000 plus accrued and unpaid interest in the amount of $14,454,058. The amount of such outstanding indebtedness exceeded the fair market value of the Florida Property as of such date. AEW commenced an action to foreclose its mortgage on December 7, 1995 and a certificate of title was issued in connection with such action on February 26, 1996.

Under the terms of the Settlement Agreement, AEW agreed to pay to the Registrant a fee in an amount not to exceed $400,000 and to bear substantially all costs and expenses relating to the consummation of the foreclosure action provided the Registrant cooperated with AEW in connection with the foreclosure action. After related expenses, the Registrant received $306,572 from AEW on May 22, 1996.

As a result of the above transaction, the Registrant recognized during the first quarter of 1996, a gain from the disposition of the Florida Property of $19,429,198 ($207.25 per unit of limited partnership interest).

RESULTS OF OPERATIONS

1996 vs 1995

Registrant experienced net income of $4,782,912 for the year ended December 31, 1996 compared to a net loss of $11,140,689 for the year ended December 31, 1995 primarily due to a gain on disposition from the Florida Property that was foreclosed upon in February 1996. The foreclosure resulted in a gain of $19,429,198 and a decrease in revenues and expenses from the loss of this property.

Revenues decreased $4,187,531 for the year ended December 31, 1996 when compared with the prior year primarily as a result of the disposition of the Florida Property which resulted in the loss of approximately $3.6 million of rental income and a decrease of revenue of approximately $837,000 at the New York Property primarily as a result of a lease termination agreement with one tenant in 1996. This was partially offset by other income of $272,605 which represents cash proceeds received in April, 1996 for Proof of Claims against Integrated for its Chapter 11 proceedings which were resolved and approved by the Bankruptcy Court on January 22, 1996.

Expenses decreased $681,934 for the year ended December 31, 1996 when compared with the prior year due to a decrease in mortgage loan interest expense of approximately $2.4 million and a decrease in ground rent expense of approximately $1.3 million, both primarily from the disposition of the Florida Property. This was offset by an increase in depreciation and amortization expense of approximately $3.0 million due to a one time write off of tenant improvements and lease commissions for vacated tenants at the New York Property of approximately $3.6 million which was offset by a depreciation savings of approximately $600,000 from the disposition of the Florida Property.

1995 vs. 1994

The net loss decreased $1,141,809 for the year ended December 31, 1995 compared to the prior year due to a greater decrease in costs and expenses than the decrease in revenues. Revenues decreased $476,757 and costs and expenses decreased $1,618,566.

The decrease in revenues is due to a decrease of $549,717 in rental revenues partially offset by a $72,120 increase in interest income. Rental revenue decreased at the New York Property by $592,856 primarily as a result of a lease termination agreement with a tenant which resulted in a one time payment of $1,200,000 in 1994. This was partially offset by an increase in a rental income due to higher occupancy rates in 1995 versus 1994. Rental income increased $43,139 at the Florida Property as a result of increases in the consumer price index, as outlined in the net lease agreement. Rental income at the Texas Property remained consistent with the prior year and the tenant continues to meet its obligations under the net lease. The Florida Property was foreclosed on February 26, 1996; See Liquidity and Capital Resources for a discussion regarding the foreclosure.

Costs and expenses decreased for the year ended December 31, 1995 when compared with the prior year due to a $1,529,403 decrease in interest expense, a $150,954 decrease in operating expense, a $58,453 decrease in depreciation and amortization expense, and a $4,821 decrease in property management fees, partially off set by a $85,000 increase in ground rent expense, and a $40,065 increase in general and administrative expense. The decrease in interest expense is primarily due to decreased accrued interest on the Florida Property of $1,446,888. Deferred interest was not accrued on the Florida Property as a result of the exercise of the mortgage call provision in June of 1995. The $150,954 decrease in operating expense is primarily due a $118,109 decrease in insurance expense, a $13,687 decrease in advertising, and a $10,599 decrease in legal fees associated with the New York Property. The decrease in general insurance is the results of a decrease in premiums while maintaining a similar level of coverage. Advertising expense decreased due to higher occupancy rates resulting in lower advertising initiatives for potential tenants. Legal fees decreased as a result of decreased tenant issues at the New York Property. Depreciation and amortization decreased primarily as a result of fewer leasing commissions being amortized when compared to the prior year. The decrease in property management fees of $4,821 is a result of the overall decrease in the rental revenue at the New York Property. The increase in ground rent of $85,000 reflects the scheduled annual increases provided for in the Florida ground lease. The $40,065 increase in general and administrative expense is due to an increase in the costs associated with the administration of the Registrant.

Item 8.       Financial Statements and Supplementary Data



                                VISTA PROPERTIES

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                      INDEX




Independent Auditors'  report

Independent Auditors' report

Financial statements - years ended
December 31, 1996, 1995, and 1994

         Balance sheets

         Statements of operations

         Statement of partners' deficit

         Statements of cash flows

         Notes to financial statements

Schedule III:

Real Estate and Accumulated Depreciation


All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

To the Partners of
Vista Properties
Greenwich, Connecticut

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Vista Properties (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Properties as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership has received notice from one of its mortgage lenders regarding a possible foreclosure of the New York Property. The Partnership does not have, and is not anticipated to have, sufficient funds or liquidity to satisfy this mortgage which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Hays  & Company
------------------
Hays & Company


February 25, 1997
New York, New York

To the Partners of
Vista Properties

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying statements of operations, partners' deficit and cash flows of Vista Properties (a California limited partnership) for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 as it relates to the year ended
December  31, 1994.  These  financial  statements  and the  financial  statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Vista Properties for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6, the Partnership is uncertain as to its ability to refinance or negotiate an extension of its mortgage loans at the call date or upon maturity of such mortgage loans. If the Partnership is unable to refinance or negotiate an extension of such loans, the Partnership's interest in the related properties would likely be foreclosed and the limited partners would suffer adverse tax consequences.



/s/Deloitte & Touche
--------------------
Deloitte & Touche
March 16, 1995

                                       VISTA PROPERTIES
                                    (A limited partnership)

                                        BALANCE SHEETS

                                                                       December 31,
                                                             --------------------------------
                                                                   1996               1995
                                                             -------------      -------------
ASSETS

     Real estate, net ..................................     $  93,890,271      $ 115,705,376
     Cash and cash equivalents .........................         3,121,247          2,404,119
     Receivables and other assets ......................        10,151,747          9,896,778
                                                             -------------      -------------

                                                             $ 107,163,265      $ 128,006,273
                                                             =============      =============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Deferred interest payable .........................     $ 115,022,636      $ 119,017,721
     Mortgage loans payable ............................        99,160,000        120,520,000
     Due to affiliates .................................         1,889,508          1,717,574
     Accounts payable and accrued expenses .............           544,797            691,829
     Prepaid rents .....................................           209,927            505,664
                                                             -------------      -------------

         Total liabilities .............................       216,826,868        242,452,788
                                                             -------------      -------------

Commitments and contingencies (Notes 3, 4, 6, 8, and 10)

Partners' deficit

    Limited partners' deficit (92,810
         units issued and outstanding) .................      (107,042,477)      (111,777,560)
    General partners' deficit ..........................        (2,621,126)        (2,668,955)
                                                             -------------      -------------

         Total partners' deficit .......................      (109,663,603)      (114,446,515)
                                                             -------------      -------------

                                                             $ 107,163,265      $ 128,006,273
                                                             =============      =============




                               See notes to financial statements

                                            VISTA PROPERTIES
                                         (A limited partnership)

                                        STATEMENTS OF OPERATIONS


                                                                    Year ended December 31,
                                                      ------------------------------------------------
                                                           1996              1995             1994
                                                      ------------      ------------      ------------

Revenues
     Rental income ..............................     $ 20,924,317      $ 25,327,463      $ 25,877,180
     Other income ...............................          273,676             1,450               610
     Interest income ............................           69,489           126,100            53,980
                                                      ------------      ------------      ------------

                                                        21,267,482        25,455,013        25,931,770
                                                      ------------      ------------      ------------

Costs and expenses
     Mortgage loan interest expense .............       17,661,137        20,093,060        21,622,466
     Operating expense ..........................        8,219,918         8,096,151         8,247,102
     Depreciation and amortization ..............        8,589,852         5,606,268         5,664,721
     Ground rent ................................          700,000         2,031,159         1,946,159
     Property management fees ...................          587,941           611,599           616,420
     Administrative expenses ....................          154,920           157,465           117,400
                                                      ------------      ------------      ------------

                                                        35,913,768        36,595,702        38,214,268
                                                      ------------      ------------      ------------

                                                       (14,646,286)      (11,140,689)      (12,282,498)

     Gain on foreclosure of property (Note 4) ...       19,429,198              --                --
                                                      ------------      ------------      ------------

Net income (loss) ...............................     $  4,782,912      $(11,140,689)     $(12,282,498)
                                                      ============      ============      ============

Net income (loss) attributable to
     Limited partners ...........................        4,735,083       (11,029,282)      (12,159,672)
     General partners ...........................           47,829          (111,407)         (122,826)
                                                      ------------      ------------      ------------

                                                      $  4,782,912      $(11,140,689)     $(12,282,498)
                                                      ============      ============      ============

Net income (loss) per unit of limited partnership
     interest (92,810 units outstanding) ........     $      51.02      $    (118.84)     $    (131.02)
                                                      ============      ============      ============


                                   See notes to consolidated financial statements

                                  VISTA PROPERTIES
                               (A limited partnership)

                           STATEMENT OF PARTNERS' DEFICIT

                    YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                   General            Limited            Total
                                   Partners'          Partners'        Partner's
                                    Deficit            Equity           Equity
                               -------------      -------------      -------------

Balance, January 1, 1994 .     $  (2,434,722)     $ (88,588,606)     $ (91,023,328)

Net loss - 1994 ..........          (122,826)       (12,159,672)       (12,282,498)
                               -------------      -------------      -------------

Balance, December 31, 1994        (2,557,548)      (100,748,278)      (103,305,826)

Net loss - 1995 ..........          (111,407)       (11,029,282)       (11,140,689)
                               -------------      -------------      -------------

Balance, December 31, 1995        (2,668,955)      (111,777,560)      (114,446,515)

Net income - 1996 ........            47,829          4,735,083          4,782,912
                               -------------      -------------      -------------

Balance, December 31, 1996     $  (2,621,126)     $(107,042,477)     $(109,663,603)
                               =============      =============      =============




                   See notes to consolidated financial statements

                                             VISTA PROPERTIES
                                          (A limited partnership)

                                          STATEMENT OF CASH FLOWS

                                                                       Year ended December 31,
                                                         ------------------------------------------------
                                                              1996              1995             1994
                                                         ------------      ------------      ------------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flow from operating activities
   Net income (loss) ...............................     $  4,782,912      $(11,140,689)     $(12,282,498)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
       Deferred mortgage loan interest .............       10,458,973         7,093,482        11,768,876
       Depreciation and amortization ...............        8,589,852         5,606,268         5,664,721
       Straight-line adjustment for stepped
         lease rentals .............................         (360,901)       (1,182,902)       (1,456,616)
       Gain on foreclosure of property .............      (19,429,198)             --                --
   Changes in assets and liabilities
     Receivable and other assets, net ..............         (960,398)         (262,918)         (357,747)
     Due to affiliates .............................          171,934           329,619           341,055
     Accounts payable and accrued expenses .........         (147,032)          234,892          (207,483
     Prepaid rents .................................         (295,737)          211,920           115,561
                                                         ------------      ------------      ------------


         Net cash provided by operating activities .        2,810,405           889,672         3,585,869
                                                         ------------      ------------      ------------

Cash flows from investinv activities
   Additions to real estate ........................       (2,399,849)       (1,294,819)       (2,593,475)
   Cash received from foreclosure of property ......          306,572              --                --
                                                         ------------      ------------      ------------

         Net cash used in investing activities .....       (2,093,277)       (1,294,819)       (2,593,475)
                                                         ------------      ------------      ------------

Net increase (decrease) in cash and cash
   equivalents .....................................          717,128          (405,147)          992,394

Cash and cash equivalents, beginning of year .......        2,404,119         2,809,266         1,816,872
                                                         ------------      ------------      ------------

Cash and cash equivalents, end of year .............     $  3,121,247      $  2,404,119      $  2,809,266
                                                         ============      ============      ============


Supplemental disclosure of cash flow information
   Interest paid ...................................     $  7,202,164      $ 12,999,578      $  9,853,590
                                                         ============      ============      ============

                                     See notes to financial statements

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1        ORGANIZATION

         Vista Properties (the "Partnership"), a limited partnership, was formed in March, 1983, under the Uniform Limited Partnership Laws of the State of California for the purpose of investing in and operating real estate. The Partnership's properties were originally located in New
         York, Texas and Florida. During 1996, the Partnership's Florida Property was foreclosed upon by its mortgage lender (Note 4). The Partnership will terminate on December 31, 2080 or sooner, in accordance with the terms of the Agreement of Limited Partnership (the "Limited Partnership Agreement").

         Units of limited partnership interest were issued at a stated value of $500 per unit. A total of 92,810 units of limited partnership interest, including units to the initial limited partner, have been issued for aggregate capital contributions of $46,405,000. In addition, the general partners contributed a total of $39,700, to the capital of the Partnership.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for all of its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where revenue is recognized on a straight-line basis over the life of the lease.

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years for buildings and 20 years for improvements. The cost of the buildings represents the initial cost of the buildings to the Partnership plus acquisition and closing costs. Repairs and maintenance are charged to operations as incurred.

         Write-down for impairment

         A write-down for impairment is established based upon a quarterly review of each of the properties in the Partnership's portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition may differ materially from the carrying value.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for losses in the future and such provisions could be material.

         Financial statements

         The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership.

         Cash and cash equivalents

         For purposes of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents.

         Principally all of the Partnership's cash and cash equivalents are held at two separate financial institutions.

         Fair value of financial instruments

         The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and mortgage loans payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

         Net income (loss) per unit of limited partnership interest

         Net income (loss) per unit of limited partnership interest is computed based upon the number of units outstanding (92,810) during the years ended December 31, 1996, 1995 and 1994.

         Income taxes

         No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

         The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which changes could affect the income tax liability of the individual partners.

         Reclassifications

         Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         IR  Vista  Realty  Corp.,   the  Management   General  Partner  of  the
         Partnership, and IR Acquisitions Corp., the Acquisitions General Partner, were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of Integrated's Plan of Reorganization, substantially all the assets of Integrated were sold to Presidio Capital Corp. ("Presidio"). The Associate General Partner is Asta Associates Limited Partnership, whose general partner is Z Square G Partners II, a general partnership consisting of former directors and officers of Integrated. Asta Associates Limited Partnership notified the Partnership of its withdrawal as Associate General Partner of the Partnership. The withdrawal was effective as of March 28, 1995, 90 days following written notice to Limited Partners. Upon the effective date of the withdrawal, Presidio Boram Corp. ("Boram"), a subsidiary of Presidio became the Associate General Partner. In October 1996, the parties determined that the withdrawal of Asta as Associate General Partner and the appointment of Boram was based upon a mutual mistake and those transactions were rescinded. Affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are, or may in the future, be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other corporations.

         Effective with the consummation of Integrated's Plan of Reorganization, Presidio entered into a management and administrative agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). Wexford is engaged to perform similar services for other entities which may be in competition with the Partnership. Reimbursements made to Wexford during 1996 for management and administrative services rendered, amounted to $31,812.

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its indirect ownership of all of the shares of the Management and Acquisitions General Partners.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day to day management of Presidio and, among other things, has authority to designate directors of the Management and Acquisitions General Partners. Presidio may, however terminate its agreement with Presidio Management with or without cause.

         Presidio is a liquidating company. Although it has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         Presidio has elected new directors for the Management General Partner. However, one executive remains the same and certain of Integrated's former employees who performed services with respect to the Partnership have been hired by Wexford, which provides administrative services to Presidio, and its direct and indirect subsidiaries, as well as the Partnership.

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the general partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to unaffiliated local management companies which were engaged to provide local property management for one of the Partnership's properties. For the years ended December 31, 1996, 1995 and 1994, Vista Management was entitled to receive $587,941, $611,599 and $616,420, respectively, of which $416,007, $281,981 and $275,365 was paid to the unaffiliated local management companies. Fees are not charged for properties net leased to tenants. The amount due to affiliates of $1,889,508 and $1,717,574 at December 31, 1996 and 1995, respectively, represents management fees payable to Vista Management for its supervisory management services. The Management General Partner suspended payment of these fees starting in 1991 in order to slow the depletion of the Partnership's working capital reserve balance.

         The general partners are entitled to receive 1% of distributable cash from the operations, sales, financing and working capital reserve account, and an allocation of 1% of the net income or loss of the Partnership. Such amounts allocated and distributed to the general partners are apportioned 80% to the Management General Partner, 10% to the Acquisitions General Partner and 10% to the Associate General Partner.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4        REAL ESTATE

         Real estate is summarized as follows:

                                                        December 31,
                                            -----------------------------------
                                                 1996                   1995
                                            -------------         -------------
Buildings and improvements .........        $ 144,472,117         $ 170,379,274
Accumulated depreciation ...........          (50,581,846)          (54,673,898)
                                            -------------         -------------

                                            $  93,890,271         $ 115,705,376
                                            =============         =============

         Florida Property

         The Florida Property, which was located in Orlando, was net leased to a tenant under a lease which commenced on November 1, 1981 and was to terminate on March 31, 1998. The initial annual rent was $2,393,268 and increased in each subsequent year by a percentage equal to the rate of increase in the Consumer Price Index, U.S. City Average, with a maximum of 7% increase in any year. Rental income for the years ended December 31, 1995 and 1994 was $3,622,271 and $3,579,132, respectively.

         On January 12, 1996, the Partnership entered into a Settlement Agreement (the "Settlement Agreement") with AEW #2 Trust ("AEW") with respect to a pending foreclosure of the mortgage loan made by AEW to the Partnership in the original principal amount of $21,360,000 (the "Loan"). The Loan was secured by a first mortgage lien on the leasehold estate on a parcel of land located in Orange County Florida and the improvements located thereon.

         The Loan became due and payable in accordance with its terms on October 26, 1995 and the Loan was not satisfied on such date. As of November 30, 1995, the outstanding indebtedness of the Loan was comprised of the principal amount of $21,360,000 plus accrued and unpaid interest in the amount of $14,454,058. The amount of such outstanding indebtedness exceeded the fair market value of the Florida Property as of such date. The Lender commenced an action to foreclose its mortgage on December 7, 1995 and a certificate of title was issued in connection with such action on February 26, 1996.

         Under the terms of the Settlement Agreement, AEW agreed to pay to the Partnership a fee not to exceed $400,000 and to bear substantially all costs and expenses relating to the consummation of the foreclosure action provided the Partnership agreed to cooperate with AEW in connection with the foreclosure action. On May 21, 1996, the Partnership received $306,572 with respect to this fee.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4        REAL ESTATE (continued)

         As a result of the above transaction, the Partnership recognized during the first quarter of 1996, a gain on the foreclosure of the Florida Property of $19,429,198 ($207.25 per unit of limited partnership interest).

         Texas Property

         The Texas Property, which is located in Irving, was net leased to Integra-A Hotel and Restaurant Company, formerly known as Brock Hotel Corporation ("Integra") for a stated term of 15 years beginning on April 29, 1983. The initial annual basic rent was $852,500 and was to increase in the fourth, seventh, tenth, and thirteenth year of the net lease by a percentage equal to the rate of increase in a certain index subject to certain minimum and maximum rentals.

         Integra ceased paying rent for the period from October 1, 1985 through December 31, 1986 and was in default of its net lease obligations to the Partnership. Pursuant to a settlement reached with Integra on December 30, 1986, an agreement was entered into, resolving Integra's default under its net lease. The Partnership waived payment of the unpaid rent for the period October 1, 1985 through May 31, 1986, in the amount of $568,333 and reduced the rent payable under the net lease to $776,000 per year commencing June 1, 1986 and ending May 31, 1991.

         In December 1990, following a subsequent Integra default, the net lease was amended and assigned to Showbiz Pizza Time, Inc. ("Showbiz"), a Kansas Corporation. Rent payable pursuant to this Second Amendment to and Assignment of Net Lease was reduced to $459,000 per annum commencing June 1, 1991 through November 30, 1996. Beginning December 1, 1996, and continuing through May 31, 1998, the rent shall be the greater of (i) the fair market rental or (ii) $459,000 per annum. At December 1, 1996, management and the tenant agreed to continue the rent at $459,000 per annum through May 31, 1998. In connection with the Second Amendment, Hallwood Group Incorporated ("Hallwood"), the guarantor of the net lease to Integra, paid $452,667 to the Partnership representing rent due from November 1, 1990 through and including May 31, 1991. The payment of $452,667, plus $25,000 in accrued late charges, represented the entire satisfaction of Hallwood's obligation as guarantor of the net lease, with respect to rent due.

         Due to the soft market conditions in the Irving, Texas area and the estimated fair value of the Texas Property, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment was required for the years ended December 31, 1996, 1995 and 1994.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4        REAL ESTATE (continued)

         Minimum future net lease rental receipts as of December 31, 1996, are as follows:

              Year ending December 31,
                     1997                                   $  459,000
                     1998                                      191,250
                                                               -------

                                                            $  650,250
                                                            ==========

         New York Property

         The Partnership acquired an office building located at 250 Park Avenue in New York City, New York. Office space is leased to various unaffiliated third parties under operating leases with original terms ranging from 5 to 20 years.

         Minimum future rental receipts, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancellable leases, as of December 31, 1996, are approximately as follows:

               Year ending December 31,
                  1997                                      $    14,956,000
                  1998                                           12,535,000
                  1999                                           11,409,000
                  2000                                           11,315,000
                  2001                                           11,221,000
                  Thereafter                                     52,685,000
                                                            ---------------

                                                            $   114,121,000
                                                            ===============

         Each of the Partnership's properties are collateralized by mortgages payable.

         The holder of the mortgage loan on the New York Property has asserted that such mortage loan became due and payable during 1996 and the lender is currently attempting to foreclose on the New York Property (Note 6).

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

5        RECEIVABLES AND OTHER ASSETS

         Receivables and other assets consist of the following:

                                                           December 31,
                                                 -------------------------------
                                                     1996                1995
                                                 -----------         -----------
Step rental receivable .................         $ 5,115,223         $ 4,754,322
Prepaid real estate taxes ..............           2,035,363           2,150,517
Leasing commissions, net ...............           2,325,472           2,361,332
Other ..................................             675,689             630,607
                                                 -----------         -----------

                                                 $10,151,747         $ 9,896,778
                                                 ===========         ===========

         Amortization of leasing commissions amounted to $1,066,340, $416,375 and $419,868 for the years ended December 31, 1996, 1995 and 1994, respectively.

6        MORTGAGE LOANS PAYABLE

         Mortgage loans payable consist of the following:

                                                           December 31,
                                                  ------------------------------
                                                       1996              1995
                                                  ------------      ------------
New York Property - wraparound purchase
    money note and mortgage ................      $ 90,160,000      $ 90,160,000

Florida Property -  wraparound purchase
    money note and mortgage (Note 4) .......              --          21,360,000

Texas Property - wraparound purchase
    money note and mortgage ................         9,000,000         9,000,000
                                                  ------------      ------------

                                                  $ 99,160,000      $120,520,000
                                                  ============      ============

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6        MORTGAGE LOANS PAYABLE (continued)

         New York PM Note

         The New York PM Note, which commenced in January of 1984, has a term of 40 years and is payable interest only to the extent that there is cash flow from property operations, for the first 15 years of its term. Interest not paid currently from cash flow from the New York Property is deferred. The note bears interest at the rate of 16.5% per annum simple interest plus additional interest commencing January 1, 1986 in the amount of 20% of the gross rental income from the New York Property in excess of $10,000,000. However, at no time may the effective cumulative compounded annual yield on the outstanding principal balance exceed 16.5%. For the years ended December 31, 1996, 1995 and 1994, additional interest was $1,862,367, $2,003,048 and $2,085,566, respectively. After the 15th year of the New York PM Note, debt service payments will be recomputed based upon the then outstanding principal amount of the note and deferred interest so that the entire outstanding indebtedness will be fully amortized over the next 25 years in equal monthly installments in arrears. The New York PM Note is secured by a nonrecourse all-inclusive wraparound purchase money mortgage which is inclusive of, and subordinate to, the first wraparound and the underlying mortgages.

         The New York PM Note permits the Partnership to defer payment of some or all of the interests accrued on the New York PM Note, provided, among other things, that the Partnership does not defer interest in an amount that any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August 1996, the Partnership received notice from the holder of the New York PM Note that the interest deferred exceeded the permitted deferral and that the full debt service payment for interest accrued during August 1996 (in the amount of $1,239,700) would be due and payable on September 1, 1996 and that, if such payment was not received, the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all available remedies (including the commencement of a foreclosure action against the New York Property). The Partnership did not have sufficient funds to make the payment on September 1, 1996, and, in October 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest of approximately $104,882,000, immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property. The total outstanding indebtedness (including related deferred interest payable) significantly exceeds the estimated fair market value of the New York Property.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6        MORTGAGE LOANS PAYABLE (continued)

         The Partnership was notified on November 12, 1996 that on November 7, 1996 the Supreme Court of the State of New York in the County of New York appointed Darrell Paster, of Ferrer, Paster & Enriquez as a receiver of all earnings, revenues, rents, issues, profits and income with respect to the New York Property during the pendency of the foreclosure action.

         A foreclosure of the New York Property would result in adverse tax and economic consequences to limited partners. If the New York Property is foreclosed upon, the Partnership estimates that as required by generally accepted accounting principles, it will recognize a gain of approximately $103,000,000 ($1,099 per unit of limited partnership interest). In addition, the Partnership estimates that each limited partner would recognize a taxable gain of approximately $1,412 per unit of limited partnership interest, with no cash available for distribution to the Partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow resulting from operations would be significantly reduced. The Partnership is reviewing the options available to it with respect to the potential foreclosure of the New York Property. Such options include vigorous defense of the foreclosure action and a settlement thereof with the least adverse affect to the Partnership.

         Florida PM Note

         The Florida PM Note, which commenced in June of 1983 and was foreclosed on February 26, 1996 (Note 4), had a term of 40 years with payments of interest only, to the extent that there was cash flow from the net lease, for the first 15 years of its term, and an original issue discount of $100,000. Interest not paid currently from cash flow from the net lease was deferred. The Florida PM Note was collaterallized by a nonrecourse wraparound purchase money mortgage which was subject to an existing $12,000,000 mortgage. The interest rate on the Florida PM Note was 17.5% ($3,738,000 per annum) payable monthly, in arrears. After the 15th year, debt service payments were to be recomputed so that the entire outstanding principal balance ($21,360,000), together with interest on that amount (but not on the deferred interest), would be fully amortized over the next 25 years in equal monthly installments, in arrears at 17.5% per annum. The Florida PM Note became due and payable in accordance with its terms on October 26, 1995 and the loan was not satisfied on such date.

         Texas PM Note

         The Texas PM Note, which commenced in December of 1983, has a term of 15 years, originally bore interest at the rate of 17% per annum and is payable interest only ($1,530,000 per annum) to the extent that there is cash flow from the net lease, for its entire term. Interest not paid currently from cash flow from the net lease is deferred. The Texas PM
         Note is secured by a  nonrecourse  purchase  money deed of trust  which

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6        MORTGAGE LOANS PAYABLE (continued)

         encumbers the Partnership's interest in the Texas Property. The Texas PM Note may be prepaid, in whole or in part, at any time during its term. In addition, NCNB Texas ("NCNB"), the holder of the underlying debt, has the right to require a mandatory prepayment of the Texas PM Note, including all accrued and unpaid interest thereon, following any sale, transfer or encumbrance of the Texas Property by the Partnership without its consent. On the 15th anniversary of the Texas PM Note
         (December 1998), the outstanding principal balance ($9,000,000), together with all deferred but unpaid interest thereon, is due and payable.

         Following the 1986 default by Integra on its net lease obligations, NCNB agreed to a modification of the Texas PM Note to reduce the interest rate thereunder to 13.25% per annum for the period commencing May 1, 1986 and ending April 30, 1991, at which time the interest rate was to return to 17%. NCNB was entitled to receive, at the maturity date of the Texas PM Note, an additional amount equal to 70% of the sales price of the Texas Property or, in the event the property is not sold, 70% of the market value of the property in excess of $15,142,000 up to $17,713,000 and 30% of any portion of the sales price or the market value in excess of $17,713,000. NCNB has further agreed that its rate of return on the Texas PM Note may not at any time exceed a compound yield of 18% per annum and will reduce future payments to the extent necessary to achieve an 18% return. In connection with the 1990 amendment and assignment of the net lease to Showbiz, NCNB agreed to a modification to reduce the stated interest rate to 10.25% from June 1, 1991 through the maturity date.

         The Texas PM Note permits the Partnership to defer payment of some or all of the interest accrued on the Texas PM Note, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds $8,500,000. The Partnership does not expect to exceed that maximum deferral amount prior to the maturity date in December 1998. At that time, unless the Partnership is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of the Partnership with no cash available for distribution to the limited partners.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6        MORTGAGE LOANS PAYABLE (continued)

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

         For the years ended December 31, 1996, 1995 and 1994, the Partnership paid $7,202,164, $12,999,578, and $9,853,590, respectively, toward its current mortgage loan interest obligations for all the mortgage loans noted above.

7        DEFERRED INTEREST PAYABLE

         Deferred interest payable is summarized as follows:

                                                         December 31,
                                               --------------------------------
                                                    1996                 1995
                                               ------------         ------------
New York PM Note .....................         $107,877,317         $ 97,981,844
Florida PM Note (Note 4) .............                 --             14,454,058
Texas PM Note ........................            7,145,319            6,581,819
                                               ------------         ------------

                                               $115,022,636         $119,017,721
                                               ============         ============

                  The deferred interest payable does not accrue additional interest.

8        GROUND LEASES

         The Florida Property was located on a parcel of land which was net leased to the Partnership under a Florida Ground Lease. The Florida Ground Lease was for a 99-year term and had an initial base rent of $300,000 per annum payable in equal monthly installments of $25,000.
         The initial base rent increased annually by 14.5% per annum, compounded, to a maximum of $1,331,920 which would have occurred in 1996. This Florida Property was foreclosed upon on February 26, 1996 (Note 4).

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

8        GROUND LEASES (continued)

         The Texas Property is located on a parcel of land which is net leased to the Partnership under a Texas Ground Lease. The Texas Ground Lease commenced on December 15, 1983, has a 99- year term and has a base rent of $100,000 per annum payable in equal monthly installments of $8,333, plus incentive rent equal to 10% of gross income from the Texas Property in excess of $852,000. Other than the Partnership's obligations to pay ground rent, the obligations of the Partnership will be performed by the lessee's performance of its obligations under its net lease. During 1996, the Partnership paid $100,000 in ground rent expense.

         The New York Property is located on a parcel of land which is owned by the seller and net leased to the Partnership. The term of the New York Ground Lease expires on March 31, 2011 and the Partnership has three 21-year renewal options. The New York Ground Lease has an initial base rent of $600,000 per annum, payable in equal monthly installments of $50,000, and will be increased in April 1998 to $615,000 per annum. The annual rent payable for each optional renewal term will be fixed at the beginning of such terms at the greater of $615,000 or an amount equal to 6% of the then fair market value of the New York land. During 1996, the Partnership paid $600,000 in ground rent expense.

         Minimum future ground rent payments due under the Partnership's ground leases, not including any incentive rent under the Texas Ground Lease, is as follows:

                                          Texas           New York
                                        Property           Property            Total
                                     -----------        -----------        -----------
          Year ending December 31,

                   1997              $   100,000        $   600,000        $   700,000
                   1998                  100,000            611,250            711,250
                   1999                  100,000            615,000            715,000
                   2000                  100,000            615,000            715,000
                   2001                  100,000            615,000            715,000
             Thereafter                8,200,000          5,688,750         13,888,750
                                     -----------        -----------        -----------

                                     $ 8,700,000        $ 8,745,000        $17,445,000
                                     ===========        ===========        ===========

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

9        STOCK OPTIONS

         On May 29, 1987, as a condition of the lease modification with Integra, Integra issued warrants in registered form to purchase 93,747 shares of Integra's common stock at an exercise price of $12.50 per share, of which 937 shares were issued to the general partners. The individual warrants to purchase one share of common stock are exercisable on or before July 1, 2006. Limited partners received one warrant for each limited partnership unit owned.

10       COMMITMENTS AND CONTINGENCIES

         Status of Integrated

         On February 13, 1990, Integrated, the sole shareholder of the Management and Acquisitions General Partners, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. While Integrated's bankruptcy did not directly affect the Partnership's operations, it has resulted in certain changes.

         On August 8, 1994, The Bankruptcy Court confirmed a Plan of Reorganization (the "Steinhardt Plan") proposed by Steinhardt Management Company, Inc. and the Official Committee of Subordinated Bondholders and on November 3, 1994, the Steinhardt Plan was
         consummated. Presidio purchased substantially all of the assets of Integrated including its interest in the Management and Acquisitions General Partners. Presidio is a British Virgin Islands corporation owned 12% by IR Partners, a general partnership, and 88% by former creditors of Integrated.

         The Partnership filed a Proof of Claim against Integrated in Integrated's Chapter 11 proceeding with respect to certain potential and unliquidated claims and disputes involving Integrated and its affiliates. These claims and disputes have been resolved and approved by the Bankruptcy Court on January 22, 1996. During 1996, the Partnership received approximately $272,000 with respect to these claims, which is included in other income in the statements of operations.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

11 RECONCILIATION OF NET INCOME (LOSS) AND NET LIABILITIES PER FINANCIAL STATEMENTS TO TAX BASIS

         The  Partnership  files  its  tax  returns  on an  accrual  basis.  The
         Partnership has computed depreciation for tax purposes using the Accelerated and Modified Accelerated Cost Recovery Systems, which is not in accordance with generally accepted accounting principles.

         A reconciliation of net income (loss) per financial statements to the tax basis of accounting is as follows:

                                                    Year ended December 31,
                                              1996              1995              1994
                                         ------------      ------------      ------------

Net income (loss) per
    financial statements ...........     $  4,782,912      $(11,140,689)     $(12,282,498)
Tax depreciation in excess of
    financial statement depreciation         (229,785)       (3,875,102)       (3,861,325)
Gain in foreclosure of property ....       11,788,724              --                --
Expense accruals recorded for
    financial statements in excess
    of tax basis ...................          809,456              --                --
Interest expense recorded for
    financial statements in excess
    of tax basis ...................       17,661,137              --                --
                                         ------------      ------------      ------------

Net income (loss) per tax basis ....     $ 34,812,444      $(15,015,791)     $(16,143,823)
                                         ============      ============      ============

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

11 RECONCILIATION OF NET INCOME (LOSS) AND NET LIABILITIES PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

         The differences between the Partnership's net liabilities per financial statements and the tax basis of accounting are as follows:

                                                          December 31,
                                                --------------------------------
                                                     1996               1995
                                                -------------      -------------
Net liabilities per financial statements ..     $(109,663,603)     $(114,446,515)
Write-down for impairment .................         3,000,000          3,000,000
Cumulative tax depreciation in excess of
    financial statement depreciation ......       (54,434,536)       (61,604,070)
Deferred interest .........................        17,661,137               --
Cost of tenant improvements written-off for
    financial statement purposes ..........         3,954,756               --
50% of acquisition fees paid to affiliates
    expensed for tax purposes .............        (2,569,976)        (3,004,621)
Income and expense accruals ...............           809,456               --
Syndication costs .........................         5,333,790          5,333,790
                                                -------------      -------------

Net liabilities per tax basis .............     $(135,908,976)     $(170,721,416)
                                                =============      =============

VISTA PROPERTIES
(A limited partnership)


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                     Costs                 Reductions
                                                                                   Capitalized              Recorded
                                                                                   Subsequent to           Subsequent to
                                                       Initial Cost                 Acquisition             Acquistion
                                                   -----------------------  -----------------------------  -------------
                                                               Buildings
                                                                 and
   Description                    Encumbrances      Land     Improvements   Improvements   Carrying Costs  Write-downs
Texas Property
   Net leased to
     Showbiz Pizzatime, Inc.    $ 16,145,319        $   --    $ 10,000,000    $      --      $   563,989    $3,000,000


New York, Property
     New York, New York          198,037,317            --      98,000,000      32,040,821     6,867,307        --
                                -----------         ------    ------------    ------------   -----------    ----------

TOTALS                          $214,182,636        $   --    $108,000,000    $ 32,040,821   $ 7,431,296    $3,000,000
                                ============        ======    ============    ============   ===========    ==========


                                            Gross Amount at Which                                                         Life
                                         Carried at Close of Period                                                      On Which
                               ------------------------------------------                                           Depreciation in
                                             Buildings                                                                Latest Income
                                                and                          Accumulated      Date of          Date    Statement is
   Description                  Land        Improvements      Total          Depreciation   Construction    Acquired     Computed
   -----------                  ----        ------------      -----          ------------   ------------    --------     --------
Texas Property                 $  --
   Net leased to
     Showbiz Pizzatime, Inc.               $  10,563,989    $ 10,563,989      $ 3,455,298      1982           12/83     40 years
                                  --

New York, Property
     New York, New York        $  --         133,908,128     133,908,128       47,126,548      1924            1/84     20-40 years
                               -----       -------------    ------------      -----------
TOTALS                         $  --       $ 144,472,117    $144,472,117      $50,581,846
                               =====       =============    ============      ===========


(1)  Aggregate cost for federal income tax purposes is $148,856,897

(2)  Consists of mortgage  loans nd deferred  interest  payable at December  31,
     1996

(3)  Write-down for impairment due to decline in estimated fair value.

VISTA PROPERTIES
(A limited partnership)



SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


(A)   RECONCILIATION OF REAL ESTATE OWNED:


                                                     Year Ended December 31,
                                         ------------------------------------------------
                                              1996             1995              1994
                                         -------------    -------------     -------------
Balance at the beginning of year (1)     $ 170,379,274    $ 169,084,455     $ 166,490,980


    Additions during year - purchases        2,399,849        1,294,819         2,593,475
                                         -------------    -------------     -------------
                                          172,779,123     $ 170,379,274     $ 169,084,455

Other changes
         Tenant improvements (2)           (3,954,756)           --                --
         Foreclosure of
         Florida Property (3)             (24,352,250)           --                --
                                         ------------     ------------      ------------

Balance at the end of year               $144,472,117     $170,379,274      $169,084,455
                                         ============     ============      ============


(1)  Includes the initial cost of the properties  plus  acquisition  and closing costs and write-downs for impairment.
(2)  Includes   tenant   improvements  at  the  New  York  Property  which  were
     written-off during 1996.
(3)  Represents  the cost basis of the  Florida  Property  which was  foreclosed during 1996.

(B)   RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                               Year Ended December 31,
                                      -------------------------------------------
                                          1996            1995            1994
                                      -----------     -----------     -----------

Balance at the beginning of year     $ 54,673,898     $  49,484,005   $ 44,239,152


    Additions during year-
         depreciation (1)               7,523,512         5,189,893      5,244,853
                                     ------------     -------------   ------------
                                     $ 62,197,410     $  54,673,898   $ 49,484,005

    Other changes
         Tenant improvements (2)       (3,954,756)            --             --
         Foreclosure of Florida
         Property (3)                  (7,660,808)            --             --
                                     ------------     -------------   ------------

Balance at the end of year           $ 50,581,846     $  54,673,898   $ 49,484,005
                                     ============     =============   ============

(1)  Depreciation is provided on buildings using the  straight-line  method over the useful  life of the  property,  which is  estimated  to be 40 years for buildings and 20 years for improvements.
(2)  Includes   tenant   improvements  at  the  New  York  Property  which  were
     written-off during 1996.
(3)  Represents the accumulated  depreciation of the Florida  Property which was foreclosed during 1996.

Item 9.  Disagreements on Accounting and Financial Disclosure

None.

PART III


Item 10.      Directors and Executive Officers of the Registrant

Acquisitions General Partner

As of March 1, 1997, the names, offices held and the ages of the executive officers and directors of the Management and Acquisitions General Partners are as follows, respectively:

                                                                            Has served as a Director and/or
                                                                           Officer of the Managing General
    Name                          Age                Positions Held                 Partner since
    ----                          ---                --------------                 -------------
Frank Goveia                      50        Vice President                           May 1990

Mark Plaumann                     41        Director and Vice President              March 1995

Frederick Simon                   42        Director and President                   February, 1995

Jay L. Maymudes                   36        Vice President, Secretary and            November 1994
                                            Treasurer

Arthur H. Amron                   40        Vice President and Assistant             November 1994
                                            Secretary

Robert Holtz                      29        Director and Vice President              November 1994


Each director and officer of the Management and Acquisitions General Partners will hold office until the next annual meeting of the Management and/or Acquisitions General Partner and until his next successor is elected and qualified.

Frank Goveia has served as Chief Operating Officer and Senior Vice President of Wexford Management Corp. since November 1995 and has been the Chief Operating Officer and a Senior Vice President of Wexford since January 1996. Mr. Goveia was associated with Integrated from February 1983 to November 1994, and was a Senior Vice President since 1990, primarily involved in financial reporting and controls.

Mark Plaumann has served as Director and Vice President of Presidio since March 1995. Mr. Plaumann has been a Senior Vice President of Wexford since January 1996. From February 1995 through December 1995, Mr. Plaumann had been a Vice President of Wexford Management Corp. Mr. Plaumann has been a director of Technology Service Group, Inc. a company engaged in the design, development, manufacturing and sale of public communications products and services, since March 1997, and a director in Wahlco Environmental Systems, Inc., a company engaged in the sale of air pollution control and specialty engineered products, since June 1996. Mr. Plaumann was employed by Alvarez and Marsel, Inc. as a Managing Director from February 1990 through January 1995, by American Healthcare Management Inc. from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

Frederick Simon was a Senior Vice President of Wexford Management Corp. from November 1995 to December 1995. Since January 1996, Mr. Simon has been a Senior Vice President of Wexford. He is also a Vice President of Resurgence Properties Inc. (AResurgence@), a company engaged in diversified real estate activities. From January 1994 through November 1995, Mr. Simon was an independent real estate investor. From 1984 through 1993, Mr. Simon was Executive Vice President and a Partner of Greycoat Real Estate Corporation, the United States arm of Greycoat PLC, a London stock exchange real estate investment and development company.

Jay L. Maymudes has been the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994, Secretary of Resurgence since January 1995 and Assistant Secretary from July 1994 to January 1995. Since January 1, 1996, Mr. Maymudes has been the Chief Financial Officer and a Senior Vice President of Wexford and was the Chief Financial Officer and a Vice President of Wexford Management Corp. from July 1994 to December 1995. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was the Senior Vice President of Dusco, Inc., a real estate investment advisor.

Arthur H. Amron has been a Vice President of certain subsidiaries of Presidio since November 1994. Since January 1996, Mr. Amron has been a Senior Vice President and the General Counsel of Wexford. Also, from November 1994 to December 1995, Mr. Amron was the General Counsel and, since March 1995, a Vice President of Wexford Management Corp. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth and Zabel. Previously, Mr. Amron was an attorney with the law firm of Debevoise & Plimpton.

Robert Holtz has been a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence since its formation in March 1994. Since January 1, 1996, Mr. Holtz has been a Senior Vice President and member of Wexford and was a Vice President of Wexford Management Corp. from May 1994 to December 1995. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate Group, Inc., where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

Associate General Partner

Asta Associates Limited partnership, a Connecticut limited partnership, is the Associate General Partner of Registrant. Its general partner is Z Square G Partners II, a New York general partnership which was formed in October, 1982. Arthur H. Goldberg and Z Square Partners are the general partners of Z Square G Partners II. Z Square Partners is a New York general partnership which was formed in October, 1982. The general partners of Z Square Partners are Selig A. Zises and Jay H. Zises. Asta Associates Limited Partnership notified the Partnership of its withdrawal as Associate General Partner of the Partnership. The withdrawal was effective as of March 28, 1995, 90 days following written notice to Limited Partners. Upon the effective date of the withdrawal, Presidio Boram Corp. ("Boram"), a subsidiary of Presidio became the Associate General Partner. In October 1996, the parties determined that the withdrawal of Asta as Associate General Partner and the appointment of Boram was based upon a mutual mistake and those transactions were rescinded.

Arthur H. Goldberg, age 53, is the President of Manhattan Associates. He served as President and Chief Operating Officer of Integrated for more than five years prior to his resignation in January, 1990. Mr. Goldberg also served as Chief Executive Officer of Integrated from February, 1989, as a member of the Executive Committee of the Board of Directors from August, 1989, each until his resignation in January, 1990. He has been a member of the Bar of the State of New York since 1967. He is a graduate of New York University School of commerce and its School of Law.

Selig A. Zises, age 54, was a Director of Integrated until April, 1990 and was the Chairman of the Board of Integrated and Chief Executive Officer from 1969 to 1989. He is currently the President of Associated Ventures Management, a private investment partnership.

Jay H. Zises, age 52, was a Director of Integrated until April 1990 and from December 1977 to 1989 was Chairman of the Executive Committee of the Board of Directors of Integrated. He is currently President and general partner of Associated Capital, a private investment partnership.

Registrant believes, based on written representations received by it, that for the year ended December 31, 1996 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's general partners and the officers and directors of such general partners, were complied with.

Item 11.      Executive Compensation

Registrant is not required to pay the officers or directors of the Management, Acquisitions or Associate General Partners any direct compensation, and no such compensation was paid during the fiscal year ended December 31, 1996. Certain officers and directors of the Management General Partner receive compensation from the Management General Partner and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant. See "Item 13. Certain Relationships and Related Transactions."

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

As of March 1, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

Security Ownership of Management

As of March 1, 1997, none of the Management, Acquisitions or Associate General Partners beneficially owned any Units of Registrant.

As of March 1, 1997, none of the officers and directors of the Management General Partner or the Acquisitions General Partner was known by Registrant to beneficially own Units or shares of Presidio, the parent of the Management General Partner and the Acquisitions General Partner.

The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Class A Shares of Presidio as of March 1, 1997, by each person who beneficially owns 5% or more of the Class A Shares, U.S. $.01 par value. The holders of Class A Shares are entitled to elect three out of the five members of Presidio's Board of Directors with the remaining two directors being elected by holders of the Class B Shares, U.S. $.01 par value of Presidio. Both Class A and Class B shares are entitled to one vote. Class B shares, if converted, are convertible to an equal number of Class A shares. There are 8.8 million Class A shares and 1.2 million Class B shares.

                                           Beneficial Ownership
Name of Beneficial Owner                   Number of Shares            Percentage Outstanding
------------------------                   ----------------            ----------------------
Thomas F. Steyer/Fleur A. Fairman             4,553,560(1)                      51.8%

John M. Angelo/Michael L. Gordon              1,231,762(2)                      14.0%

Intermarket Corp.                             1,000,918(3)                      11.4%

M.H. Davidson & Co.                             474,205(4)                      5.4%
--------------------
(1)  As the  managing  partners  of  each of  Farallon  Capital  Partners,  L.P.
     ("FCP"),  Farallon Capital Institutional Partners, L.P. ("FCIP"),  Farallon
     Capital  Institutional  Partners II, L.P. ("FCIP II") and Tinicum Partners,
     L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"), may each be deemed to own  beneficially  for purposes of Rule 13d-3 of the Exchange Act the 1,397,318, 1,610,730, 607,980 and 241,671 shares held, respectively, by each of such Farallon Partnerships.

     Farallon Capital Management, LLC ("FCMLLC"), the investment advisor to certain discretionary accounts which collectively hold 695,861 shares and Enrique H. Boilini, David I. Cohen, Joseph F. Downes, Jason M. Fish, Andrew
     B.  Fremder,  William F. Mellin,  Steven L.  Millham,  Meridee A. Moore and
     Thomas F. Steyer, as a managing member of FCMLLC (collectively, the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
     Member disclaims any beneficial ownership of such shares.

     Farallon Partners, LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP II and Tinicum), and each of Fleur A. Fairman, Mr. Boilini, Mr. Cohen, Mr.
     Downes, Mr. Fish, Mr. Fremder,  Mr. Mellin, Mr. Millham,  Ms. Moore and Mr.
     Steyer,  each as  managing  member of FPLLC  (collectively,  the  "Managing
     Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each managing Member disclaims any beneficial ownership of such shares.

(2) John M. Angelo and Michael L. Gordon, the general partners and controlling persons of AG Partners, L.P., which is the general partner of Angelo, Gordon & Co., L.P., may be deemed to have beneficial ownership under
     Section 13(d) of the Exchange Act of the securities beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates. Angelo, Gordon & Co., L.P., a registered investment advisor, serves as general partner of various limited partnerships and as investment advisor of third party accounts with power to vote and direct the disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)  Intermarket   Corp.   serves  as  General   Partner  for  certain   limited
     partnerships  and  as  investment  advisor  to  certain   corporations  and
     foundations.  As a result of such  relationships,  Intermarket Corp. may be deemed to have the power to vote and the power to dispose of Class A shares held by such partnerships, corporations and foundations.

(4)  Marvin H.  Davidson,  Thomas L.  Kempner Jr.,  Stephen M. Dowicz,  Scott E.
     Davidson  and  Michael  J.  Leffell,  the  general  partners,  members  and stockholders  of certain  entities that are general  partners or investment advisors of Davidson Kempner  Endowment  Partners,  L.P.,  Davidson Kempner
     Partners,   L.P.,  Davidson  Kempner  Institutional  Partners,  L.P.,  M.H.
     Davidson and Co. Davidson Kempner  International  Ltd.  (collectively,  the
     "Investment  Funds"),  may be  deemed  to be the  beneficial  owners  under
     Section 13(d) of the Exchange Act of the securities  beneficially  owned by the Investment Funds and their affiliates.

     In addition, Mr. Kempner owns 800 shares and may be deemed to beneficially own certain securities helb by certain foundations and trusts. Mr. Kempner disclaims beneficial ownership of such shares.

All of Presidio's Class B Shares are owned by IR Partners. Such Class B Shares are convertible in certain circumstances into 1,200,000 Class A Shares; however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates, is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management, the Chairman of the Board of Presidio and a Member of Wexford. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and a Member and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. (See "Executive Compensation - Compensation of Directors.")

The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. is 667 Madison Avenue, New York, New York 10021. The address for M. H. Davidson is 885 Third Avenue, New York, New York 10022

Item 13. Certain Relationships and Related Transactions with Management.

The financial interests in Registrant of the Management, Acquisitions and Associate General Partners are set forth under the heading Profits and Losses and Cash Distributions at pp. 58-59 of the Prospectus.


Taxable income generated by Registrant during the year ended December 31, 1996 allocated to each of the Management, Acquisitions and Associate General Partners were $34,812, $34,812 and $278,500, respectively.

Transactions with Affiliates of Management

Vista Management has been retained by Registrant to perform certain property management services for all properties of Registrant which are not subject to long-term net leases. As compensation for such services, Vista Management is entitled to receive up to 6% of the annual gross revenues of the properties where it performs all leasing and re-leasing services and up to 3% of gross revenues where it does not perform such services. The fee paid to Vista Management is reduced by the amount of any fee paid to unaffiliated third parties for such management. For the fiscal year ended December 31, 1996, $587,941 was earned by Vista Management for such services, of which $416,007 was paid to unaffiliated third parties. As of December 31, 1996, $1,889,508 of fees due to Vista Management were deferred. The Management General Partner has suspended payment of the fee earned by Vista Management to slow the depletion of Registrant's working capital reserve balance.

Indebtedness of Management

No officer or director of the General Partners or any associate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 1996.

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.  Financial Statements - The list of Financial
         Statements appears on page 8.

     2.  Schedules - The list of Financial Statement
         Schedules appears on page 8.

     3. Exhibits - See the Exhibit Index at page 35 of this Annual Report on Form 10-K.


(b) Reports on Form 8-K.

Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year.

              Current report on Form 8-K dated December 6, 1996

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VISTA PROPERTIES


By:      IR VISTA REALTY CORP.
         Management General Partner


By:      /s/Frederick Simon                           Dated:      April 10, 1997
         ------------------
         Frederick Simon
         President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in their capacities as directors and/or officers (as to the Management General Partner) on the date indicated.



Dated:        April 10, 1997                By:   /s/Frederick Simon
                                                  ------------------
                                                  Frederick Simon
                                                  Director and President
                                                  (Principal Executive Officer)


Dated:        April 10, 1997                By:   /s/Mark Plaumann
                                                  ----------------
                                                  Mark Plaumann
                                                  Director and Vice President


Dated:        April 10, 1997                By:   /s/Jay L. Maymudes
                                                  ------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial Officer
                                                  and  Principal
                                                  Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
-------

3(A)        Second Amended and Restated Certificate of Limited Partnership.*

3(B)        Second Amended and Restated Agreement of Limited Partnership*

10(A) Amended and Restated Agent's Agreement between Registrant and Resources Property Management Corp. with respect to management services.*

10(E) Amended and Restated Agreement dated July 6, 1983, between IR Vista Realty Corp., Asta Associates Limited Partnership, Z Square G Partners II and Integrated Resources, Inc. with respect to consulting services.*

10(F) Ground Lease Agreement with respect to the Orlando Land from AEW # 2 Trust ("AEW") to the Registrant.*

10(G)       Purchase Money Mortgage Note from Registrant to AEW.*

10(H)       Mortgage and Security Agreement from Registrant to AEW.*

10(I) Assignment and Assumption of Martin Marietta Corporation Net Lease ("MMC Net Lease").*

10(J)       Letter from Martin Marietta re: the MMC Net Lease.*

10(K)       MMC Net Lease - Agreement of Lease.*

10(L)       MMC Net Lease - First Amendment to Agreement of Lease.*

10(M)       Option Agreement between Registrant and AEW.*

10(N) Mortgage and Security Agreement from AEW to Registrant ("Reciprocal Mortgage").*

10(O)       Collateral Assignment of Mortgage and Note from AEW to Registrant.*

10(P)       Collateral Assignment of Leases and Rent from AEW to Registrant.*

10(Q) Paying Agent and Agency Agreement among Registrant, AEW and State Street Bank and Trust Company.*

10(R) Deed of Trust Note dated December 15, 1983 from Registrant to Republic-Bank Dallas, N.A., as Trustee ("RepublicBank").*

10(S) Deed of Trust dated December 15, 1983 from Registrant to Billy J. Harris, as trustee, for the benefit of RepublicBank.*

10(T) Ground Lease Agreement dated December 15, 1983 between RepublicBank, as lessor, and Registrant, as lessee.*

10(U) Net Lease Agreement dated as of April 29, 1983 between RepublicBank, as landlord and Brock Hotel Corporation, as tenant.*

10(V) Paying Agent Agreement dated December 15, 1983 among Registrant, RepublicBank and Mellon Financial Services Real Estate Investment Management Group.*

10(W) Consolidation Modification and Extension Agreement dated December 28, 1977 between Parkbuilt Associates, Inc. ("Parkbuilt") and Emigrant Savings Bank ("Emigrant").*

10(X) Mortgage dated December 28, 1977 between Parkbuilt, as mortgagor, and Emigrant, as mortgagee.*

10(Y) Collateral Assignment of Leases dated December 28, 1977 between Parkbuilt, as assignor, and Emigrant, as assignee.*

10(Z) Mortgage dated December 28, 1977 between Febe Associates ("Febe"), as mortgagor, and Bankers Life Company ("Bankers"), as mortgagee.*

10(aa) Collateral Assignment of Lease between Febe, as assignor, and Bankers, as assignee.*

10(bb)      Wraparound   Mortgage  Note  dated  January  4,  1984  by  Park  250
            Associates ("Park") to Bankers Trust Company, as Trustee ("BTC").*

10(cc)      Wraparound   Mortgage   dated  January  4,  1984  between  Park,  as
            mortgagor, and BTC, as mortgagee.*

10(dd) First Amendment to Wraparound Mortgage dated January 4, 1984 among Park, Registrant and BTC.*

10(ee)      Purchase  Money Mortgage Note dated January 4, 1984 by Registrant to
            BTC.*

10(ff) Purchase Money Wraparound Mortgage dated January 4, 1984 between Registrant, as mortgagor, and BTC, as mortgagee.*

10(gg) Agreement of Lease dated as of April 1, 1961 between New York State Realty and Terminal Company, as lessor, and 250 Park Avenue Corporation, as lessee.*

10(hh)      Amendment to Agreement of Lease dated December 28, 1977 between Febe
            Associates,   as  lessor,  and  250  Park  Avenue  Corporation,   as
            lessee.*

10(ii) Paying Agent and Agency Agreement dated January 4, 1984 among Registrant, BTC and State Street Bank and Trust Company.*

10(jj) Collateral Assignment of Mortgage dated January 4, 1984 between BTC, as assignor, and Registrant, as assignee.*

10(kk) Reciprocal Mortgage dated January 4, 1984 between BTC, as mortgagor, and Registrant, as mortgagee.*

10(ll) Land Option Agreement dated January 4, 1984 between BTC, as optionor, and Registrant, as optionee.*

10(mm) Letter Agreement dated January 4, 1984 regarding survival of Land Option Agreement.*

10(nn) Option Agreement dated January 4, 1984 between Registrant, as optionor, and BTC, as optionee.*

10(oo) First Amendment to Net Lease, dated as of June 1, 1986, between Registrant and Brock.*

10(pp) Agreement of Modification of Deed of Trust and Note, dated as of May 1, 1986, between Registrant and the mortgagee.*

10(qq) Modification of Guaranty between Registrant and the Hallwood Group Incorporated dated December 13, 1990.*

10(rr) Second Agreement of Modification of Deed of Trust and note between Registrant and NCNB Texas dated December 31, 1990.*

10(ss) Second Amendment to and Assignment of Net Lease between Registrant, Integra, and Showbiz Pizza Time Inc. dated December 13, 1990.*

10(tt) Settlement Agreement between Registrant and AEW #2 Trust dated January 12, 1996.*

10(uu) Affidavit of Mark A. Albertson, a Director of Aldrich, Eastman & Waltch, L.P., the attorney-in-fact for Plaintiff, Bankers Trust Company, as Trustee for the General Motors Hourly-Rate Employees Pension Trust, and as Trustee for the General Motors Retirement Program for Salaried Employee's Trust "Plaintiff", in support of application for appointment of a Receiver, as filed in the Supreme Court of the State of New York County of New York on October 29, 1996 against Vista Properties "Defendant". (1)

10(vv) Summons filed by Bankers Trust Company, as Trustee for the General Motors Hourly-Rate Employees Pension Trust, and as Trustee for the General Motors Retirement Program for Salaried Employees Trust against Vista Properties, as filed in the Supreme Court of the State of New York County of New York on October 31, 1996. (1)

10(ww) Order appointing Receiver, at IAS Part 32 of the Supreme Court of the State of New York, held in and for the County of New York, at the Courthouse, 60 Centre Street, New York, New York on November 7, 1996. (1)

28(A) Prospectus of Registrant, dated September 2, 1983, as supplemented on October 17, 1983, November 11, 1983, November 29, 1983, January 25, 1984, March 2, 1984, July 9, 1984, August 5, 1984 and September
            14, 1984.*

28(B) Report of Registrant on Form 10-K for fiscal year ended December 31, 1983, pages 3-6.*

28(C)       Report of Registrant on Form 8-K dated December 30, 1986.*

28(D)       Report of Registrant on Form 8-K dated December 20, 1990.*

28(E)       Report of Registrant on Form 8-K dated December 6, 1996*
------------
* Incorporated by Reference


(1) filed herewith