Form 10-Q
period 1997-03-31
VISTA PROPERTIES
filed 1997-05-15
CIK 716942

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997


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

                                VISTA PROPERTIES
                             (A limited partnership)

                           FORM 10-Q - MARCH 31, 1997



                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1997 and December 31, 1996 ...................


       STATEMENTS OF OPERATIONS - For the three months
              ended March 31, 1997 and 1996 ....................................


       STATEMENT OF PARTNERS' DEFICIT - For the three months
              ended March 31, 1997 .............................................


       STATEMENTS OF CASH FLOWS - For the three months
              ended March 31, 1997 and 1996 ....................................



       NOTES TO FINANCIAL STATEMENTS ...........................................


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

       CONDITION AND RESULTS OF OPERATIONS .....................................



PART II - OTHER INFORMATION


    ITEM 1 - LEGAL PROCEEDINGS .................................................

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..................................

SIGNATURES    ..................................................................

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                                      VISTA PROPERTIES
                                  (A limited partnership)

                                       BALANCE SHEETS


                                                            March 31,        December 31,
                                                         -------------      -------------
                                                              1997               1996
                                                         -------------      -------------
ASSETS

     Real estate, net ..............................     $  92,992,010      $  93,890,271
     Receivables and other assets ..................        10,014,760         10,151,747
     Cash and cash equivalents .....................         4,337,120          3,121,247
                                                         -------------      -------------

                                                         $ 107,343,890      $ 107,163,265
                                                         =============      =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
     Deferred interest payable .....................     $ 118,910,944      $ 115,022,636
     Mortgage loans payable ........................        99,160,000         99,160,000
     Due to affiliates .............................         1,919,569          1,889,508
     Accounts payable and accrued expenses .........           459,434            544,797
     Prepaid rents .................................            37,449            209,927
                                                         -------------      -------------

        Total liabilities ..........................       220,487,396        216,826,868
                                                         -------------      -------------

Commitments and contingencies

Partners' deficit
     Limited partners' deficit (as restated) (92,810
        units issued and outstanding) ..............      (110,951,631)      (107,506,527)
     General partners' deficit (as restated) .......        (2,191,875)        (2,157,076)
                                                         -------------      -------------

        Total partners' deficit ....................      (113,143,506)      (109,663,603)
                                                         -------------      -------------

                                                         $ 107,343,890      $ 107,163,265
                                                         =============      =============

                            See notes to financial statements.

                                      VISTA PROPERTIES
                                  (A limited partnership)

                                  STATEMENTS OF OPERATIONS

                                                       For the three months ended
                                                               March 31,
                                                     -----------------------------
                                                          1997             1996
                                                     ------------     ------------
Revenues
     Rental income ..............................    $  4,892,230     $  5,075,514
     Interest income ............................          13,270           22,135
     Other income ...............................            --                 50
                                                     ------------     ------------

                                                        4,905,500        5,097,699

Costs and expenses
     Mortgage loan interest expense .............       4,281,552        5,050,488
     Operating expense ..........................       2,246,031        1,985,988
     Depreciation and amortization ..............       1,317,760        1,394,740
     Ground rent ................................         175,000          175,000
     Property management fees ...................         134,774          136,221
     Administrative expenses ....................         230,286           39,658
                                                     ------------     ------------

                                                        8,385,403        8,782,095

                                                       (3,479,903)      (3,684,396)

Gain on foreclosure of property, net ............            --         19,397,625
                                                     ------------     ------------

Net (loss) income ...............................    $ (3,479,903)    $ 15,713,229
                                                     ============     ============


Net (loss) income attributable to
     Limited partners ...........................    $ (3,445,104)    $ 15,556,097
     General partners ...........................         (34,799)         157,132
                                                     ------------     ------------

                                                     $ (3,479,903)    $ 15,713,229
                                                     ============     ============

Net (loss) income per unit of limited partnership
     interest (92,810 units outstanding) ........   $      (37.12)   $      167.61
                                                    =============    =============

                            See notes to financial statements.

                                      VISTA PROPERTIES
                                   (A limited partnership)

                               STATEMENT OF PARTNERS' DEFICIT





                                              General         Limited             Total
                                              Partners'        Partners'         Partners'
                                               Deficit         Deficit            Deficit
                                          -------------     -------------     -------------

Balance, January 1, 1997 .............    $  (2,621,126)    $(107,042,477)    $(109,663,603)

Reallocation of partners' equity .....          464,050          (464,050)             --
                                          -------------     -------------     -------------

Balance, January 1, 1997 (as restated)       (2,157,076)     (107,506,527)     (109,663,603)

Net loss for the three months ended
    March 31, 1997 ...................          (34,799)       (3,445,104)       (3,479,903)
                                          -------------     -------------     -------------

Balance, March 31, 1997 ..............    $  (2,191,875)    $(110,951,631)    $(113,143,506)
                                          =============     =============     =============

                             See notes to financial statements.

                                        VISTA PROPERTIES
                                     (A limited partnership)

                                    STATEMENTS OF CASH FLOWS

                                                                    For the three months ended
                                                                              March 31,
                                                                   -----------------------------
                                                                         1997            1996
                                                                   ------------     ------------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income ........................................    $ (3,479,903)    $ 15,713,229
     Adjustments to reconcile net (loss) income to net cash
         provided by (used in) operating activities
            Gain on foreclosure of property, net ..............            --        (19,397,625)
            Deferred mortgage loan interest ...................       3,888,308        2,278,716
            Depreciation and amortization .....................       1,317,760        1,394,740
            Straight-line adjustment for stepped
               lease rentals ..................................        (141,115)        (140,390)
     Changes in assets and liabilities
        Receivables and other assets ..........................         184,936         (147,473)
        Due to affiliates .....................................          30,061           76,221
        Accounts payable and accrued expenses .................         (85,363)         (84,719)
        Prepaid rents .........................................        (172,478)          44,679
                                                                   ------------     ------------

            Net cash provided by (used in) operating activities       1,542,206         (262,622)
                                                                   ------------     ------------

Cash flows from investing activities
     Additions to real estate .................................        (326,333)        (364,848)
                                                                   ------------     ------------

Net increase (decrease) in cash and cash equivalents ..........       1,215,873         (627,470)

Cash and cash equivalents, beginning of period ................       3,121,247        2,404,119
                                                                   ------------     ------------

Cash and cash equivalents, end of period ......................    $  4,337,120     $  1,776,649
                                                                   ============     ============



Supplemental disclosure of cash flow information
     Interest paid ............................................    $    393,244     $  2,771,772
                                                                   ============     ============

                               See notes to financial statements.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Vista Properties (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for losses in the future and such provisions could be material.


         A write-down for impairment was not required for the three months ended March 31, 1997 and 1996.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS


2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recently issued accounting pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         IR Vista Realty Corp., the Management General Partner and IR Acquisitions Corp., the Acquisitions General Partner are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio").The Associate General Partner is Asta Associates Limited Partnership, whose general partner is Z Square G Partners II, a general partnership comprised of former officers and directors of Integrated. Affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may be in the future engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses.

         Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). For the three months ended March 31, 1997, reimbursable expenses to Wexford by the Partnership amounted to $2,658. Wexford is engaged to perform similar services for other entities which may be in competition with the Partnership.

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the Management and Acquisitions General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to an unaffiliated local management company which was engaged to provide local property management for one of the Partnership's properties. For the quarters ended March 31, 1997 and 1996, $134,774 and $136,221, respectively, was earned for such services, of which $104,713 and $60,000 was paid to the unaffiliated local management company for the quarters ended March 31, 1997 and 1996, respectively. Fees are not charged for properties net leased to tenants. The amount due to affiliates of $1,919,569 and $1,889,508 at March 31, 1997 and 1996, respectively, represents management fees payable to Vista Management for management services. The Management General Partner suspended payment of these fees during 1991 in order to slow the depletion of the Partnership's working capital reserve balance.

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)

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

         For the quarter ended March 31, 1997, the Management  General  Partner,
         Acquisitions   General  Partner  and  Associate  General  Partner  were
         allocated net losses of $3,480, $3,480 and $27,839, respectively.

4         REAL ESTATE

         Real estate is summarized as follows:

                                               March 31,            December 31,
                                                 1997                  1996

Buildings and improvements .........        $ 144,798,450         $ 144,472,117
Accumulated depreciation ...........          (51,806,440)          (50,581,846)
                                            -------------         -------------

                                            $  92,992,010         $  93,890,271
                                            =============         =============

         The net lease tenant at the Irving, Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental was reduced to $459,000 from $776,000. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment is required for the quarters ended March 31, 1997 or 1996.

         Florida property foreclosure

         On January 12, 1996, the Partnership entered into a Settlement Agreement (the "Settlement Agreement") with AEW #2 Trust ("AEW") with respect to a pending foreclosure of the mortgage loan made by AEW to the Partnership in the original principal amount of $21,360,000 (the "Loan"). The Loan was secured by a first mortgage lien on the leasehold estate on a parcel of land located in Orange County Florida and the improvements located thereon (the "Florida Property").

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

4         REAL ESTATE (continued)

         Florida property foreclosure (continued)

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

         As a result of the above transaction, the Partnership recognized during the first quarter of 1996, a gain from the foreclosure of the Florida Property of $19,397,625 ($206.91 per unit of limited partnership interest).

         New York property

         The holder of the mortgage loan on the New York property has asserted that such mortgage loan became due and payable during 1996 and the lender is currently attempting to foreclose on the New York property (Note 5).

5         MORTGAGE LOANS PAYABLE

         New York PM Note

         The New York PM Note permits the Partnership to defer payment of some or all of the interests accrued on the New York PM Note, provided, among other things, that the Partnership does not defer interest in an amount that any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August 1996, the Partnership received notice from the holder of the New York PM Note asserting that the interest deferred exceeded the permitted deferral and that the full debt service payment for interest accrued during August 1996 (in the amount of $1,239,700) would be due and payable on September 1, 1996 and that, if such payment was not received, the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all available remedies (including the commencement of a foreclosure action against the New York Property). The Partnership did not have sufficient funds to make the requested payment on September 1, 1996, and, in October 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest of approximately $104,882,000,

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

5         MORTGAGE LOANS PAYABLE (continued)

         immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property. The total outstanding indebtedness (including related deferred interest payable) significantly exceeds the estimated fair market value of the New York Property.

         The Partnership was notified on November 12, 1996 that on November 7, 1996 the Supreme Court of the State of New York in the County of New York appointed Darrell Paster, of Ferrer, Paster & Enriquez as a receiver of all earnings, revenues, rents, issues, profits and income with respect to the New York Property during the pendency of the foreclosure action. On May 9, 1997 the Lender moved for summary judgement on the foreclosure issue. The Partnership's time to respond is June 9, 1997.


         A foreclosure of the New York Property would result in adverse tax and economic consequences to limited partners. If the New York Property is foreclosed upon, the Partnership estimates that as required by generally accepted accounting principles, the Partnership will recognize a gain of approximately $103,000,000 ($1,099 per unit of limited partnership interest). In addition, the Partnership estimates that each limited partner would recognize a taxable gain of approximately $1,412 per unit of limited partnership interest, with no cash available for distribution to the Partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow resulting from operations would be significantly reduced. The Partnership is reviewing the options available to it with respect to the potential foreclosure of the New York Property. Such options include vigorous defense of the foreclosure action (including Lender's motion for summary judgement) and a settlement thereof with the least adverse affect to the Partnership.

         Texas PM Note

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

                                VISTA PROPERTIES
                             (A limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

5         MORTGAGE LOANS PAYABLE (continued)

         There is no assurance that the Partnership will be able to successfully avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to maturity. If both the New York Property and the Texas Property are foreclosed, the Partnership would lose all sources of revenue and would be forced to dissolve.

6         PARTNERS' DEFICIT

         The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $39,700. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $464,050 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $39,700. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $464,050 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.


         All cash flow from properties is currently applied to debt service. The Partnership uses working capital reserves to pay administrative expenses. As of March 31, 1997, such reserves aggregated approximately $404,000. Reserves, which were initially provided from the net proceeds of the Partnership's initial public offering, increased during 1996 as a result of the receipt of (i) a cooperation payment (approximately
         $307,000) in connection  with the  foreclosure  of the Florida Loan and
         (ii) $272,000 from the settlement of a claim against Integrated in Integrated's Chapter 11 proceedings.


         The Partnership suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of the Partnership's working capital reserve balance. For the three months ended March 31, 1997, $30,061 of fees were deferred due to the suspension of property management fee payments as described above.

         With the exception of the Partnership's working capital reserves of approximately $404,000, cash and cash equivalents for the three months ended March 31, 1997 are being held by the managing agent appointed by the Receiver prior to being applied to the operations of, and the Partnership's mortgage obligation on, the New York Property.

         On November 15, 1984, the Partnership terminated its initial public offering upon the final admission of limited partners. The net proceeds to the Partnership for the 92,800 Units sold pursuant to the public offering amounted to $41,040,800 (the gross proceeds of $46,400,000 less underwriting commissions and organization and offering expenses aggregating $5,359,200).

         The Partnership presently owns the Texas Property, which is net leased to Showbiz Pizza Time, Inc., and the New York Property, which is leased to approximately 30 tenants. Occupancy rates at the Partnership's properties are 100% and 99.8% for the Texas Property and New York Property, respectively. The net lease of the Texas Property expires in 1998. At the New York Property, one tenant occupies 17% of the total square footage and this lease expires in 1997. The Receiver and the Partnership have agreed in principle on the terms of the renewal of such tenant's lease through the year 2007. As of March 31, 1997, substantially all of the tenants at each property are meeting their obligations and the expiring leases are subject to renegotiation.

         The Texas Mortgage permits the Partnership to defer payment of some or all of the interest accrued on the Texas Mortgage, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds $8,500,000. The Partnership does not expect to exceed that maximum deferral amount prior to the maturity date in December 1998. At that time, unless the Partnership is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of the Partnership with no cash available for distribution to the limited partners.

         The mortgage loan on the New York Property permits the Partnership to defer payment of some or all of the interest accrued on the New York Mortgage, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August 1996, the Partnership received notice from the holder of the New York Mortgage that the interest deferred on the New York Mortgage exceeded the permitted deferral and that the full debt service payment for interest accrued during August 1996 (in the amount of $1,239,700) would be due and payable on September 1, 1996 and that, if such payment was not received, the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all available remedies (including the commencement of a foreclosure action against the New York Property). The Partnership did not have sufficient funds to make the payment on September 1, 1996, and, in October 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest of approximately $104,882,000, immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property. At such time, the total outstanding indebtedness significantly exceeded the estimated fair market value of the New York Property.

         The Partnership was notified on or about November 12, 1996 that on November 7, 1996 the Supreme Court of the State of New York in the County of New York appointed Darrell Paster, of Ferrer, Paster & Enriquez as a receiver of all earnings, revenues, rents, issues, profits and income with respect to the New York Property during the pendency of the foreclosure action. On May 9, 1997 the Lender moved for summary judgement on the foreclosure issue. The Partnership's time to respond is June 9, 1997.

         A foreclosure of the New York Property would result in adverse tax consequences to limited partners. If the New York Property is foreclosed upon, the Partnership estimates that as required by generally accepted accounting principles, it will recognize a gain of approximately $103,000,000 ($1,099 per Unit of limited partnership interest). In addition, the Partnership estimates that each limited partner would recognize a taxable gain of approximately $1,412 per Unit, with no cash available for distribution to the partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow from operations would be significantly reduced. The Partnership is reviewing options available to it with respect to the potential foreclosure of the New York Property. Such options include vigorous defense of the foreclosure action (including lender's motion for summary judgement) and a settlement thereof with the least adverse affect to the Partnership.

         There is no assurance that the Partnership will be able to successfully avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to maturity. If both the New York Property and the Texas Property are foreclosed, the Partnership would lose all sources of revenue and would be forced to dissolve. See Treatment of Gain or Loss on Sale or Other Disposition of Property and Tax Treatment of Mortgage Foreclosure at pp. 72-73 of the Prospectus.

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

         Under the terms of the Settlement Agreement, AEW agreed to pay to the Partnership a fee in an amount not to exceed $400,000 and to bear substantially all costs and expenses relating to the consummation of the foreclosure action provided the Partnership cooperated with AEW in connection with the foreclosure action. After related expenses, the Partnership received $306,572 from AEW on May 22, 1996.

         As a result of the above transaction, the Partnership recognized during the first quarter of 1996, a gain from the disposition of the Florida Property of $19,397,625 ($206.91 per unit of limited partnership interest).

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


         Results of operations

         The Partnership had a net loss of $3,479,906 for the three months ended March 31, 1997 compared to net income of $15,713,229 for the three months ended March 31, 1996 primarily due to a gain on disposition of the Florida Property which was foreclosed upon in February 1996.

         Revenues decreased to $4,905,500 for the three months ended March 31, 1997, from $5,097,699 for the same period in the prior year, primarily as a result of the disposition of the Florida Property. Expenses decreased to $8,385,403 for the three months ended March 31, 1997 from $8,782,095 for the same period in the prior year, primarily as a result of mortgage loan interest expense savings of approximately $700,000 due to the disposition of the Florida Property offset by increases in operating expenses at the New York Property and an increase in administrative expense for legal fees and receiver fees resulting from the foreclosure action at the New York Property.


         Inflation

         Inflation is not expected to have a material impact on the Partnership's operations and financial position during its period of ownership of its properties. However, leases at the New York property generally have provisions which provide for rent increases to reflect increases in certain operating expenses and real estate taxes.

PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS


(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 5 which is herein incorporated by reference.



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



                                          VISTA PROPERTIES

                                          By:   IR Vista Realty Corp.
                                                Management General Partner




Dated:     May 15, 1997                   By:   /s/ Frederick Simon
                                                -------------------
                                                Frederick Simon
                                                Director and President
                                                (Principal Executive Officer)



Dated:     May 15, 1997                   By:   /s/ Jay L. Maymudes
                                                -------------------
                                                Jay L. Maymudes
                                                Vice President, Secretary and
                                                Treasurer
                                                (Principal Financial Officer and
                                                   Principal Accounting Officer)