Form 10-Q
period 1997-06-30
VISTA PROPERTIES
filed 1997-08-18
CIK 716942

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


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

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                            FORM 10-Q - JUNE 30, 1997




                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1997 and December 31, 1996


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1997 and
            1996  and  for  the  six  months   ended  June  30,  1997  and  1996


         STATEMENT OF PARTNERS' DEFICIT - For the six months ended June 30, 1997


         STATEMENTS OF CASH FLOWS - For the six months  ended June 30,  1997 and
            1996

         NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

    ITEM 5 - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                                     VISTA PROPERTIES
                                 (A limited partnership)
                                  (Debtor-in-Possession)

                                      BALANCE SHEETS



                                                           June 30,         December 31,
                                                             1997               1996
                                                        -------------     -------------
ASSETS

     Real estate, net ..............................    $  92,152,513     $  93,890,271
     Receivables and other assets ..................       10,958,558        10,151,747
     Cash and cash equivalents .....................        5,183,096         3,121,247
                                                        -------------     -------------

                                                        $ 108,294,167     $ 107,163,265
                                                        =============     =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities subject to compromise
     Deferred interest payable .....................    $ 122,538,704     $ 115,022,636
     Mortgage loans payable ........................       99,160,000        99,160,000
     Due to affiliates .............................        1,969,628         1,889,508
     Accounts payable and accrued expenses .........          672,184           544,797
     Prepaid rents .................................           63,262           209,927
                                                        -------------     -------------

         Total liabilities subject to compromise ...      224,403,778       216,826,868
                                                        -------------     -------------

Commitments and contingencies

Partners' deficit
     Limited partners' deficit (as restated) (92,810
         units issued and outstanding) .............     (113,888,075)     (107,506,527)
     General partners' deficit (as restated) .......       (2,221,536)       (2,157,076)
                                                        -------------     -------------

         Total partners' deficit ...................     (116,109,611)     (109,663,603)
                                                        -------------     -------------

                                                        $ 108,294,167     $ 107,163,265
                                                        =============     =============
                           See notes to financial statements.

                                                VISTA PROPERTIES
                                            (A limited partnership)
                                             (Debtor-in-Possession)

                                            STATEMENTS OF OPERATIONS

                                              For the three months ended           For the six months ended
                                                       June 30,                             June 30,
                                            ------------------------------      ------------------------------
                                                 1997              1996              1997              1996
                                            ------------      ------------      ------------      ------------
Revenues
     Rental income ....................     $  4,926,969      $  5,305,419      $  9,819,199      $ 10,380,933
     Interest income ..................           28,050            15,790            41,320            37,925
     Other income .....................              200           273,176               200           273,226
                                            ------------      ------------      ------------      ------------
                                               4,955,219         5,594,385         9,860,719        10,692,084
                                            ------------      ------------      ------------      ------------
Costs and expenses
     Mortgage loan interest expense ...        4,021,003         3,853,590         8,302,555         8,904,078
     Operating expense ................        1,876,860         2,064,519         4,122,891         4,050,507
     Depreciation and amortization ....        1,339,215         1,245,373         2,656,975         2,640,113
     Ground rent ......................          175,000           175,000           350,000           350,000
     Property management fees .........          148,937           161,278           283,711           297,499
     Administrative expenses ..........           50,268            58,893           103,753            98,551
                                            ------------      ------------      ------------      ------------
                                               7,611,283         7,558,653        15,819,885        16,340,748
                                            ------------      ------------      ------------      ------------

                                              (2,656,064)       (1,964,268)       (5,959,166)       (5,648,664)

Gain on foreclosure of property, net ..             --              31,573              --          19,429,198
                                            ------------      ------------      ------------      ------------
                                              (2,656,064)       (1,932,695)       (5,959,166)       13,780,534
Reorganization items
     Professional fees ................         (310,041)             --            (486,842)             --
                                            ------------      ------------      ------------      ------------
Net (loss) income .....................     $ (2,966,105)     $ (1,932,695)     $ (6,446,008)     $ 13,780,534
                                            ============      ============      ============      ============


Net (loss) income attributable to
     Limited partners .................     $ (2,936,444)     $ (1,913,368)     $ (6,381,548)     $ 13,642,729
     General partners .................          (29,661)          (19,327)          (64,460)          137,805
                                            ------------      ------------      ------------      ------------
                                            $ (2,966,105)     $ (1,932,695)     $ (6,446,008)     $ 13,780,534
                                            ============      ============      ============      ============

Net (loss) income per unit of limited
     partnership interest (92,810 units
     outstanding) .....................     $     (31.64)     $     (20.62)     $     (68.76)     $     147.00
                                            ============      ============      ============      ============

                                       See notes to financial statements.

                                        VISTA PROPERTIES
                                    (A limited partnership)
                                     (Debtor-in-Possession)

                                 STATEMENT OF PARTNERS' DEFICIT


                                              General            Limited             Total
                                              Partners'          Partners'           Partners'
                                              Deficit            Deficit             Deficit
                                           -------------      -------------      -------------

Balance, January 1, 1997 .............     $  (2,621,126)     $(107,042,477)     $(109,663,603)

Reallocation of partners' equity .....           464,050           (464,050)              --
                                           -------------      -------------      -------------

Balance, January 1, 1997 (as restated)        (2,157,076)      (107,506,527)      (109,663,603)

Net loss for the six months ended
    June 30, 1997 ....................           (64,460)        (6,381,548)        (6,446,008)
                                           -------------      -------------      -------------

Balance, June 30, 1997 ...............     $  (2,221,536)     $(113,888,075)     $(116,109,611)
                                           =============      =============      =============

                               See notes to financial statements.


                                     VISTA PROPERTIES
                                 (A limited partnership)
                                  (Debtor-in-Possession)

                                 STATEMENTS OF CASH FLOWS


                                                              For the six months ended
                                                                      June 30,
                                                          ------------------------------
                                                               1997              1996
                                                          ------------      ------------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income ..............................     $ (6,446,008)     $ 13,780,534
     Adjustments to reconcile net (loss) income to
         net cash provided by operating activities
            Gain on foreclosure of property, net ....             --         (19,429,198)
            Deferred mortgage loan interest .........        7,516,068         3,960,534
            Depreciation and amortization ...........        2,656,975         2,640,113
            Straight-line adjustment for stepped
                lease rentals .......................         (282,230)         (185,175)
     Changes in assets and liabilities
         Receivables and other assets ...............         (735,962)         (343,023)
         Due to affiliates ..........................           80,120           177,499
         Accounts payable and accrued expenses ......          127,387           180,849
         Prepaid rents ..............................         (146,665)         (179,207)
                                                          ------------      ------------

            Net cash provided by operating activities        2,769,685           602,926
                                                          ------------      ------------

Cash flows from investing activities
     Proceeds from foreclosure of property, net .....             --             306,573
     Additions to real estate .......................         (707,836)       (1,510,046)
                                                          ------------      ------------

            Net cash used in investing activities ...         (707,836)       (1,203,473)
                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents         2,061,849          (600,547)

Cash and cash equivalents, beginning of period ......        3,121,247         2,404,119
                                                          ------------      ------------

Cash and cash equivalents, end of period ............     $  5,183,096      $  1,803,572
                                                          ============      ============


Supplemental disclosure of cash flow information
     Interest paid ..................................     $    786,488      $  4,943,544
                                                          ============      ============

                            See notes to financial statements.


                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Vista Properties (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         A write-down for impairment was not required for the six months ended June 30, 1997 and 1996.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

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

3         PETITION FOR RELIEF UNDER CHAPTER 11

         On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the foreclosure proceeding on the New York Property (Note 6). The bankruptcy petition was filed to enable the Partnership to reorganize its affairs under the protection of Chapter 11 and to propose and confirm a plan of reorganization. The Bankruptcy Court has entered orders approving the retention by the Partnership of reorganization counsel and accountants. Pursuant to order of the Bankruptcy Court dated June 26, 1997, the president of the management general partner of the Partnership, has been designated as the individual responsible for the duties and obligations of the Partnership, as debtor and debtor in possession in the reorganization proceeding.


4         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         IR Vista Realty Corp., the Management General Partner and IR Acquisitions Corp., the Acquisitions General Partner, are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner is Asta Associates Limited Partnership, whose general partner is Z Square G Partners II, a general partnership comprised of former officers and directors of Integrated. Affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may be in the future engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses.

         Wexford Management LLC ("Wexford"), has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. For the six months ended June 30, 1997, reimbursable expenses to Wexford by the Partnership amounted to $12,450. Wexford is engaged to perform similar services for other entities which may be in competition with the Partnership.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the Management and Acquisitions General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to an unaffiliated local management company which was engaged to provide local property management for one of the Partnership's properties. For the quarters ended June 30, 1997 and 1996, $148,936 and $161,278, respectively, was earned for such services, of which $98,885 and $60,000 was paid to the unaffiliated local management company for the quarters ended June 30, 1997 and 1996, respectively. Fees are not charged for properties net leased to tenants. The amount due to affiliates of $1,969,628 and $1,889,508 at June 30, 1997 and December 31, 1996, respectively, represents management fees payable to Vista Management for management services. The Management General Partner suspended payment of these fees during 1991 in order to slow the depletion of the Partnership's working capital reserve balance.

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

         For the quarters ended June 30, 1997 and 1996, the Management General Partner, Acquisitions General Partner and Associate General Partner were allocated net losses of $2,966, $2,966 and $23,729 and $1,933, $1,933 and $15,461, respectively.

5         REAL ESTATE

         Real estate is summarized as follows:

                                                     June 30,       December 31,
                                                       1997             1996
                                                 -------------     ------------

                Buildings and improvements       $ 145,179,953     $144,472,117
                Accumulated depreciation           (53,027,440)     (50,581,846)
                                                 -------------     ------------

                                                 $  92,152,513     $ 93,890,271
                                                 =============     ============

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


         The net lease tenant at the Irving, Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental was reduced to $459,000 from $776,000. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment is required for the quarters ended June 30, 1997 or 1996.

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

         As a result of the above transaction, the Partnership recognized during the six months ended June 30, 1996, a gain from the foreclosure of the Florida Property of $19,429,198 ($207.25 per unit of limited partnership interest).

         New York property

         The holder of the mortgage loan on the New York property has asserted that such mortgage loan became due and payable during 1996 and the lender is currently attempting to foreclose on the New York property (Note 6). In order to protect its interest in the property, on June 19, 1997 the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (Note 3).

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


6         MORTGAGE LOANS PAYABLE

         New York PM Note

         The New York PM Note permits the Partnership to defer payment of some or all of the interest accrued on the New York PM Note, provided, among other things, that the Partnership does not defer interest in an amount that any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August 1996, the Partnership received notice from the holder of the New York PM Note asserting that the interest deferred exceeded the permitted deferral and that the full debt service payment for interest accrued during August 1996 (in the amount of $1,239,700) would be due and payable on September 1, 1996 and that, if such payment was not received, the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all available remedies (including the commencement of a foreclosure action against the New York Property). The Partnership did not have sufficient funds to make the requested payment on September 1, 1996, and, in October 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest of approximately $104,882,000, immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property. The total outstanding indebtedness (including related deferred interest payable) significantly exceeds the estimated fair market value of the New York Property.

         The Partnership was notified on November 12, 1996 that on November 7, 1996 the Supreme Court of the State of New York in the County of New York appointed Darrell Paster, of Ferrer, Paster & Enriquez as a receiver of all earnings, revenues, rents, issues, profits and income with respect to the New York Property during the pendency of the foreclosure action. On May 9, 1997 the lender moved for summary judgement on the foreclosure issue. On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the foreclosure proceeding. This bankruptcy petition was filed to enable the Partnership to reorganize its affairs under the protection of Chapter 11 and to propose and confirm a plan of reorganization. Consequently, the Partnership ceased accruing interest on the New York PM Note as of June 19, 1997. At a hearing held before the Bankruptcy Court on July 29, 1997, the Bankruptcy Court denied the Partnership's request to permit the Partnership to collect and use the rents and other income of the New York Property and approved the request of the New York Lender that the Receiver remain in place and continue to collect the rents and income and to manage, maintain and operate the New York Property.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

6         MORTGAGE LOANS PAYABLE (continued)

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

         Texas PM Note

         The Texas PM Note permits the Partnership to defer payment of some or all of the interest accrued on the Texas PM Note, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds $8,500,000. The Partnership does not expect to exceed that maximum deferral amount prior to the maturity date in December 1998. At that time, unless the Partnership is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of the Partnership with no cash available for distribution to the limited partners. As of June 19, 1997, the Partnership ceased accruing interest on the Texas PM Note. In June 1997, the Partnership and the Texas Lender entered into an agreement, pursuant to which, among other things, the Partnership and the Texas Lender agreed to the terms and conditions whith respect to the treatment of the claim of the Texas Lender against the Partnership in the reorganization proceeding under a plan of reorganization and to support the confirmation and vote in favor of a plan of reorganization proposed by the Partnership containing the agreed upon terms and conditions. Additionally, under the agreement, the Texas Lender agreed to consent to the Partnership's use of the rent and other income of the Texas Property to the extent necessary to make payment of the ground rent and partial interest payments on a monthly basis during the pendency of the reorganization case, and the Partnership agreed to grant the Texas Lender adequate protection for the Partnership's use of such cash upon customary terms and conditions. A hearing seeking approval of the foregoing arrangement will be held before the Bankruptcy Court on September 18, 1997.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

6         MORTGAGE LOANS PAYABLE (continued)

         There is no assurance that the Partnership will be able to successfully avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to maturity. If both the New York Property and the Texas Property are foreclosed, the Partnership would lose all sources of revenue and would be forced to dissolve.

7         PARTNERS' DEFICIT

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and capital resources

         All cash flow from properties is currently held in reserve to be applied to debt service. The Partnership uses working capital reserves to pay administrative expenses. As of June 30, 1997, such reserves aggregated approximately $79,800. Reserves, which were initially provided from the net proceeds of the Partnership's initial public offering, increased during 1996 as a result of the receipt of (i) a cooperation payment (approximately $307,000) in connection with the foreclosure of the Florida Loan and (ii) $272,000 from the settlement of a claim against Integrated in Integrated's Chapter 11 proceedings.

         The Partnership suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of the Partnership's working capital reserve balance. For the six months ended June 30, 1997, $80,120 of fees were deferred due to the suspension of property management fee payments as described above.

         With the exception of the Partnership's working capital reserves of approximately $79,800, cash and cash equivalents for the six months ended June 30, 1997 are being held by the managing agent appointed by the Receiver prior to being applied to the operations of, and the Partnership's mortgage obligation on, the New York Property.

         The Partnership presently owns the Texas Property, which is net leased to Showbiz Pizza Time, Inc., and the New York Property, which is leased to approximately 30 tenants. Occupancy rates at the Partnership's properties are 100% and 99.8% for the Texas Property and New York Property, respectively. The net lease of the Texas Property expires in 1998. At the New York Property, one tenant occupies 17% of the total square footage and this lease expires in 1997. The Receiver and the Partnership have agreed in principle on the terms of the renewal of such tenant's lease through the year 2007. As of June 30, 1997, substantially all of the tenants at each property are meeting their obligations and the expiring leases are subject to renegotiation.

         The Texas Mortgage permits the Partnership to defer payment of some or all of the interest accrued on the Texas Mortgage, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds $8,500,000. The Partnership does not expect to exceed that maximum deferral amount prior to the maturity date in December 1998. At that time, unless the Partnership is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). In June 1997, the Partnership and the Texas Lender entered into an agreement, pursuant to which, among other things, the Partnership and the Texas

         Lender agreed to the terms and conditions with respect to the treatment of the claim of the Texas Lender against the Partnership in the reorganization proceeding under a plan of reorganization and to support the confirmation and vote in favor of a plan of reorganization proposed by the Partnership containing the agreed upon terms and conditions. A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of the Partnership with no cash available for distribution to the limited partners. As of June 19, 1997, the Partnership ceased accruing interest on the Texas PM Note.

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

         The Partnership was notified on or about November 12, 1996 that on November 7, 1996 the Supreme Court of the State of New York in the County of New York appointed Darrell Paster, of Ferrer, Paster & Enriquez as a receiver of all earnings, revenues, rents, issues, profits and income with respect to the New York Property during the pendency of the foreclosure action. On May 9, 1997 the lender moved for summary judgement on the foreclosure issue. On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the foreclosure proceeding. This bankruptcy petition was filed to enable the Partnership to reorganize its affairs under the protection of Chapter 11 and to propose and confirm a plan of reorganization. Consequently, the Partnership ceased accruing interest on the New York PM Note as of June 19, 1997. At a hearing held before the Bankruptcy Court on July 29, 1997, the Bankruptcy Court denied the Partnership's request to permit the Partnership to collect and use the rents and other income of the New York Property and approved the request of the New York Lender that the Receiver remain in place and continue to collect the rents and income and to manage, maintain and operate the New York Property.

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

         As a result of the above transaction, the Partnership recognized during the six months ended June 30, 1996, a gain from the disposition of the Florida Property of $19,429,198 ($207.25 per unit of limited partnership interest).

         Real estate market

         The Management General Partner believes that the real estate market has not fully recovered from the adverse economic conditions of the 1980's, which caused a substantial decline in real estate values. Market values have been slow to recover and technological changes also may reduce the office space needs of many users. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at risk.

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

         Results of operations

         The Partnership's net loss increased for the three months ended June 30, 1997 compared to the same period in the prior year, primarily due to lower rental revenue and other income and higher mortgage loan interest and professional fees (legal) incurred in connection with the reorganization.

         The Partnership experienced a net loss for the six months ended June 30, 1997 compared to net income for the same period in the prior year, primarily due to a gain on foreclosure of the Florida Property (foreclosed upon in February 1996), recorded in the earlier period.

         Revenues decreased for the three and six months ended June 30, 1997, compared to the same periods in the prior year, primarily due to lower rental income from the New York Property and cash proceeds of $273,000 received in April 1996 relating to proofs of claims filed in the Integrated bankruptcy.

         Costs and expenses increased for the three and six months ended June 30, 1997 for the same period in the prior year, primarily due to an increase in professional fees (legal) and receiver fees incurred in connection with the reorganization.

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


ITEM 5.  OTHER INFORMATION

(a) On July 25, 1997, Wexford Management LLC ("Wexford"), the administrator for Presidio Capital Corp. ("Presidio", the parent company of IR Vista Realty Corp. and IR Acquisitions Corp. the Management and Acquisitions General Partners, respectively, of Vista Properties, received notice from Presidio Holding Company, LLC, which stated that it was the holder of 63% of the outstanding Class A common shares of Presidio and that it was seeking to remove the three current Class A directors and replacing them with Edward Scheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC, dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

         As of August 18, 1997, there have been no changes in the composition of the officers and directors of the general partners. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminate in November 1997.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits:    None.

          Reports on Form 8-K:   None.

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



                                         VISTA PROPERTIES

                                         By:    IR Vista Realty Corp.
                                                Management General Partner




Dated:     August 18, 1997               By:    /s/ Frederick Simon
                                                -------------------
                                                Frederick Simon
                                                Director and President
                                                (Principal Executive Officer)



Dated:     August 18, 1997               By:    /s/ Jay L. Maymudes
                                                -------------------
                                                Jay L. Maymudes
                                                Vice President, Secretary and
                                                Treasurer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)