Form 10-Q
period 1997-09-30
VISTA PROPERTIES
filed 1997-11-19
CIK 716942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997


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

                         FORM 10-Q - SEPTEMBER 30, 1997





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - September 30, 1997 and December 31, 1996 ...............


       STATEMENTS OF OPERATIONS - For the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996


       STATEMENT OF PARTNERS' DEFICIT - For the nine months ended
              September 30, 1997 ...............................................


       STATEMENTS OF CASH FLOWS - For the nine months ended
              September 30, 1997 and 1996 ......................................


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


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS .................................................

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..................................

SIGNATURES    ..................................................................

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                                     VISTA PROPERTIES
                                  (A limited partnership)
                                  (Debtor-in-Possession)

                                      BALANCE SHEETS



                                                         September 30,       December 31,
                                                              1997               1996
                                                         -------------      -------------
ASSETS

     Real estate, net ..............................     $  91,368,684      $  93,890,271
     Receivables and other assets ..................        11,480,677         10,151,747
     Cash and cash equivalents .....................         6,803,200          3,121,247
                                                         -------------      -------------

                                                         $ 109,652,561      $ 107,163,265
                                                         =============      =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities subject to compromise
     Deferred interest payable .....................     $ 122,538,704      $ 115,022,636
     Mortgage loans payable ........................        99,160,000         99,160,000
     Due to affiliates .............................         2,021,500          1,889,508
     Accounts payable and accrued expenses .........           390,909            544,797
     Prepaid rents .................................                              209,927
                                                         -------------      -------------

        Total liabilities subject to compromise ....       224,111,113        216,826,868
                                                         -------------      -------------

Commitments and contingencies

Partners' deficit
     Limited partners' deficit (as restated) (92,810
        units issued and outstanding) ..............      (112,253,527)      (107,506,527)
     General partners' deficit (as restated) .......        (2,205,025)        (2,157,076)
                                                         -------------      -------------

        Total partners' deficit ....................      (114,458,552)      (109,663,603)
                                                         -------------      -------------

                                                         $ 109,652,561      $ 107,163,265
                                                         =============      =============

See notes to financial statements.

                                                VISTA PROPERTIES
                                            (A limited partnership)
                                             (Debtor-in-Possession)
                                            STATEMENTS OF OPERATIONS

                                              For the three months ended          For the nine months ended
                                                      September 30,                       September 30,
                                            ------------------------------      ------------------------------
                                                 1997              1996              1997             1996
                                            ------------      ------------      ------------      ------------
Revenues
     Rental income ....................     $  5,533,478      $  5,012,289      $ 15,352,677      $ 15,393,222
     Interest income ..................           19,238            17,771            60,558            55,696
     Other income .....................             --                 450               200           273,676
                                            ------------      ------------      ------------      ------------

                                               5,552,716         5,030,510        15,413,435        15,722,594
                                            ------------      ------------      ------------      ------------

Costs and expenses
     Mortgage loan interest expense ...          393,244         4,435,711         8,695,799        13,339,789
     Operating expenses ...............        1,826,635         2,278,232         5,949,526         6,328,739
     Depreciation and amortization ....        1,299,000         1,532,532         3,955,975         4,172,645
     Ground rent ......................          175,000           175,000           525,000           525,000
     Property management fees .........          156,059           142,487           439,770           439,986
     Administrative expenses ..........            6,719            30,106           110,472           128,657
                                            ------------      ------------      ------------      ------------

                                               3,856,657         8,594,068        19,676,542        24,934,816
                                            ------------      ------------      ------------      ------------

                                               1,696,059        (3,563,558)       (4,263,107)       (9,212,222)

Gain on foreclosure of property, net ..             --                --                --          19,429,198
                                            ------------      ------------      ------------      ------------

                                               1,696,059        (3,563,558)       (4,263,107)       10,216,976
Reorganization items
     Professional fees ................          (45,000)             --            (531,842)             --
                                            ------------      ------------      ------------      ------------

Net income (loss) .....................     $  1,651,059      $ (3,563,558)     $ (4,794,949)     $ 10,216,976
                                            ============      ============      ============      ===========
Net income (loss) attributable to
     Limited partners .................     $  1,634,548      $ (3,527,923)     $ (4,747,000)     $ 10,114,806
     General partners..................           16,511           (35,635)          (47,949)          102,170
                                            ------------      ------------      ------------      ------------

                                            $  1,651,059      $ (3,563,558)     $ (4,794,949)     $ 10,216,976
                                            ============      ============      ============      ============
Net income (loss) per unit of limited
     partnership interest (92,810 units
     outstanding) .....................     $      17.61      $     (38.01)     $     (51.15)     $     108.99
                                            ============      ============      ============      ============

See notes to financial statements.

                                                VISTA PROPERTIES
                                            (A limited partnership)
                                             (Debtor-in-Possession)

                                         STATEMENT OF PARTNERS' DEFICIT





                                                         General              Limited              Total
                                                         Partners'            Partners'            Partners'
                                                         Deficit              Deficit              Deficit
                                                     -------------         -------------         -------------
Balance, January 1, 1997 ....................        $  (2,621,126)        $(107,042,477)        $(109,663,603)

Reallocation of partners' equity ............              464,050              (464,050)                 --
                                                     -------------         -------------         -------------

Balance, January 1, 1997 (as restated) ......           (2,157,076)         (107,506,527)         (109,663,603)

Net loss for the nine months ended
    September 30, 1997 ......................              (47,949)           (4,747,000)           (4,794,949)
                                                     -------------         -------------         -------------


Balance, September 30, 1997 .................        $  (2,205,025)        $(112,253,527)        $(114,458,552)
                                                     =============         =============         =============



See notes to financial statements.

                                     VISTA PROPERTIES
                                  (A limited partnership)
                                  (Debtor-in-Possession)

                                 STATEMENTS OF CASH FLOWS


                                                             For the nine months ended
                                                                    September 30,
                                                          -------------------------------
                                                              1997              1996
                                                          ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income ..............................     $ (4,794,949)     $ 10,216,976
     Adjustments to reconcile net (loss) income to
        net cash provided by operating activities
            Gain on foreclosure of property, net ....             --         (19,429,198)
            Deferred mortgage loan interest .........        7,516,068         6,215,382
            Depreciation and amortization ...........        3,955,975         4,172,645
            Straight-line adjustment for stepped
               lease rentals ........................         (423,345)         (229,960)
     Changes in assets and liabilities
        Receivables and other assets ................       (1,206,966)           26,566

        Due to affiliates ...........................          131,992           270,319

        Accounts payable and accrued expenses .......         (153,888)          144,291

        Prepaid rents ...............................         (209,927)         (290,283)
                                                          ------------      ------------

            Net cash provided by operating activities        4,814,960         1,096,738
                                                          ------------      ------------
Cash flows from investing activities
     Additions to real estate .......................       (1,133,007)       (2,015,342)
                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents         3,681,953          (918,604)

Cash and cash equivalents, beginning of period ......        3,121,247         2,404,119
                                                          ------------      ------------

Cash and cash equivalents, end of period ............     $  6,803,200      $  1,485,515
                                                          ============      ============

Supplemental disclosure of cash flow information
     Interest paid ..................................     $  1,179,731      $  7,124,407
                                                          ============      ============

See notes to financial statements.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Vista Properties (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         A write-down for impairment was not required for the nine months ended September 30, 1997 and 1996.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.

3         PETITION FOR RELIEF UNDER CHAPTER 11

         On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the foreclosure proceeding on the New York Property (Note 6). The bankruptcy petition was filed to enable the Partnership to reorganize its affairs under the protection of Chapter 11 and to propose and confirm a plan of reorganization. The Bankruptcy Court has entered orders approving the retention by the Partnership of reorganization counsel and accountants. Pursuant to the order of the Bankruptcy Court dated June 26, 1997, the President of the management general partner of the Partnership has been designated as the individual responsible for the duties and obligations of the Partnership, as debtor and debtor in possession in the reorganization proceeding. On October 10, 1997, the Partnership filed with the Bankruptcy Court its Plan of Reorganization (the "Chapter 11 Plan") and Disclosure Statement (the "Disclosure Statement"). At a hearing held on

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

3         PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

         November 13, 1997, the Bankruptcy Court approved the Disclosure Statement as providing adequate information to the holders of claims or interests in the reorganization case to make an informed judgment concerning the Chapter 11 Plan, the Disclosure Statement in the form approved by the Bankruptcy Court, the Chapter 11 Plan, and other documents will be transmitted to all creditors and Partners of the Partnership. The hearing to consider the approval (confirmation) of the Chapter 11 Plan has been scheduled to commence on January 28, 1998.

         If the Chapter 11 Plan is confirmed, the terms thereof will, among other things, effectuate the reorganization of the Partnership and the restructuring of its debt through the infusion of new capital. Under the Chapter 11 Plan, an entity organized or designated by Presidio Capital Corp. (the "Investor") will commit $27.7 million to fund certain secured and unsecured obligations under the Chapter 11 Plan. In return, the Investor will receive all of the general and limited partnership interests in Reorganized Vista. The limited partnership interests will then be reallocated as follows (unles the Bankruptcy Court determines that the allocation of these interests to current Limited Partners results in non-confirmability of the Plan);

         (a) One percent (1%) of the limited partnership interests of the Investor will be allocated to present Limited Partners (except those who affirmatively disclaim the interest), leaving 99% for the Investor; and

         (b) After allocation of one percent (1%) of the limited partnership interests described above, twenty-five percent (25%) of the remaining 99% of the Investor's limited partnership interests will be made available for purchase by present Limited Partners pursuant to the terms of the Chapter 11 Plan, Disclosure Statement and a form of Subscription Agreement to be transmitted to all Limited Partners as of November 13, 1997.

         The tax consequences and other details of the treatment of Limited Partners are discussed in the Disclosure Statement. The actual issuance of limited partnership interests is subject to a number of contingencies described in a Subscription Agreement which will be transmitted to all Partners.

         It is possible that the Chapter 11 Plan as proposed may not be approved by the Bankruptcy Court.

         IR Vista Realty Corp., the Management General Partner and IR Acquisitions Corp., the Acquisitions General Partner, are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner is Asta Associates Limited Partnership, whose general partner is Z Square G Partners II, a general partnership comprised of former officers and directors of Integrated. Affiliates of the general partners are also engaged in businesses related to the acquisition and

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

4         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         operation of real estate. Presidio is also the parent of other corporations that are or may be in the future engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses.

         Subject to the rights of the limited partners under the limited partnership agreement, Presidio controls the Partnership through its direct or indirect ownership of all of the shares of IR Vista Realty Corp. and IR Acquisitions Corp. On November 2, 1997, the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired. Pursuant to that agreement, Wexford had authority to designate directors of IR Vista Realty Corp. and IR Acquisitions Corp. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement dated as of November 3, 1997 (the "ASA") which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including IR Vista Realty Corp, and IR Acquisitions Corp. for a term of six months. For the nine months ended September 30, 1997, reimbursable expenses paid to Wexford by the Partnership amounted to $14,963. Wexford is engaged to perform similar services for other entities which may be in competition with the Partnership.

         Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, the Board of Directors appointed new individuals to serve as officers and/or directors of the General Partners.

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the Management and Acquisitions General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to an unaffiliated local management company which was engaged to provide local property management for one of the Partnership's properties. For the quarters ended September 30, 1997 and 1996, $156,058 and $142,478, respectively, was earned for such services, of which $104,185 and $49,669 was paid to the unaffiliated local management company for the quarters ended September 30, 1997 and 1996, respectively. Fees are not charged for properties net leased to tenants. The amount due to affiliates of $2,021,500 and $1,889,508 at September 30, 1997 and December 31, 1996, respectively, represents management fees payable to Vista Management for management services. The Management General Partner suspended payment of these fees during 1991 in order to slow the depletion of the Partnership's working capital reserve balance.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

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

         For the quarters ended September 30, 1997 and 1996, the Management General Partner, Acquisitions General Partner and Associate General Partner were allocated net income (losses) of $1,651, $1,651 and $13,209 and $(3,563), $(3,563) and $(28,509), respectively.

5         REAL ESTATE

         Real estate is summarized as follows:

                                                 September 30,     December 31,
                                                     1997             1996
                                                --------------    -------------

                Buildings and improvements      $ 145,605,124     $ 144,472,117
                Accumulated depreciation          (54,236,440)      (50,581,846)
                                                --------------    -------------

                                                $  91,368,684     $  93,890,271
                                                =============     =============

         The net lease tenant at the Irving, Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental was reduced to $459,000 from $776,000. Due to the soft market conditions in the Irving, Texas area and the

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


5         REAL ESTATE (continued)

         estimated net realizable value of the building, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment is required for the quarters ended September 30, 1997 or 1996.

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

         As a result of the above transaction, the Partnership recognized during the nine months ended September 30, 1996, a gain from the foreclosure of the Florida Property of $19,429,198 ($207.25 per unit of limited partnership interest).

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

         The Partnership was notified on November 12, 1996 that on November 7, 1996 the Supreme Court of the State of New York in the County of New York appointed Darrell Paster, of Ferrer, Paster & Enriquez as a receiver of all earnings, revenues, rents, issues, profits and income with respect to the New York Property during the pendency of the foreclosure action. On May 9, 1997 the lender moved for summary judgement on the foreclosure issue. On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the foreclosure proceeding. This bankruptcy petition was filed to enable the Partnership to reorganize its affairs under the protection of Chapter 11 and to propose and confirm a plan of reorganization. Consequently, the Partnership ceased accruing interest on the New York PM Note as of June 19, 1997. At a hearing held before the Bankruptcy Court on July 29, 1997, the Bankruptcy Court denied the Partnership's request to permit the Partnership to collect and use the rents and other income of the New York Property and approved the request of the New York Lender that the Receiver remain in place and continue to collect the rents and income and to manage, maintain and operate the New York Property. See Note 3 for discussion of Chapter 11 Plan. If the Chapter 11 Plan is confirmed, the terms thereof will effectuate the reorganization of the Partnership, the restructuring of its debt to the holder of the PM Note and the dismissal of the foreclosure action. It is possible that the Chapter 11 Plan as proposed may not be approved by the Bankruptcy Court.

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

         Texas PM Note

         The Texas PM Note permits the Partnership to defer payment of some or all of the interest accrued on the Texas PM Note, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds $8,500,000. The Partnership does not expect to exceed that maximum deferral amount prior to the maturity date in December 1998. At that time, unless the Partnership is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas

         Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of the Partnership with no cash available for distribution to the limited partners. As of June 19, 1997, the Partnership ceased accruing interest on the Texas PM Note. In June 1997, the Partnership and the Texas Lender entered into an agreement, pursuant to which, among other things, the Partnership and the Texas Lender agreed to the terms and conditions with respect to the treatment of the claim of the Texas Lender against the Partnership in the reorganization proceeding under a plan of reorganization and to support the confirmation and vote in favor of a plan of reorganization proposed by the Partnership containing the agreed upon terms and conditions. Additionally, under the agreement, the Texas Lender agreed to consent to the Partnership's use of the rent and other income of the Texas Property to the extent necessary to make payment of the ground rent and partial interest payments on a monthly basis during the pendency of the reorganization case and the Partnership agreed to grant the Texas Lender adequate protection for the Partnership's use of such cash upon customary terms and conditions. The Bankruptcy Court approved the foregoing arrangement pursuant to order dated October 6, 1997.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

6         MORTGAGE LOANS PAYABLE (continued)

         If the Chapter 11 Plan is confirmed, the terms thereof will effectuate the reorganizaiton of the Partnership and the approval of an agreement with the Texas Lender as to the manner of the satisfaction of the Partnership's indebtedness to the Texas Lender and the disposition of the Texas Property. Under the Chapter 11 Plan, the indebtedness due to the Texas Lender will be reduced from the currently due amount of approximately $16,541,000 to the principal sum of $9,500,000. This amount will be payable without interest. If the Chapter 11 Plan is approved, the principal amount due will be paid down by $1,500,000 through funds contributed by the Investor. Additionally, under the Chapter 11 Plan the Partnership is afforded an opportunity to market the Texas Property and there can be no foreclosure on the Texas Property until January 31, 1999. In the event a sale of the Texas Property is consummated on or prior to January 31, 1999, the Texas Lender has agreed to accept a gross purchase price of $8 million in full and complete satisfaction, with any excess amounts, if any, to be retained by Reorganized Vista. In the event that a Texas Property Sale is not consummated on or prior to January 31, 1999, the Texas Property shall be transferred to the Texas Lender in lieu of a foreclosure.

         It is possible that the Chapter 11 Plan as proposed and the agreements reached with the Texas Lender may not be approved by the Bankruptcy Court.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Liquidity and capital resources

         All cash flow from properties is currently held in reserve to be applied to debt service. The Partnership uses working capital reserves to pay administrative expenses. As of September 30, 1997, such reserves aggregated approximately $73,600. Reserves, which were initially provided from the net proceeds of the Partnership's initial public offering, increased during 1996 as a result of the receipt of (i) a cooperation payment (approximately $307,000) in connection with the foreclosure of the Florida Loan and (ii) $272,000 from the settlement of a claim against Integrated in Integrated's Chapter 11 proceedings.

         The Partnership suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of the Partnership's working capital reserve balance. For the nine months ended September 30, 1997, $131,991 of fees were deferred due to the suspension of property management fee payments as described above.

         With the exception of the Partnership's working capital reserves of approximately $73,600, cash and cash equivalents for the nine months ended September 30, 1997 are being held by the managing agent appointed by the Receiver prior to being applied to the operations of, and the Partnership's mortgage obligation on, the New York Property.

         The Partnership presently owns the Texas Property, which is net leased to Showbiz Pizza Time, Inc., and the New York Property, which is leased to approximately 30 tenants. Occupancy rates at the Partnership's properties are 100% and 99.1% for the Texas Property and New York Property, respectively. The net lease of the Texas Property expires in 1998. At the New York Property, one tenant occupies 17% of the total square footage and this lease expires in 1997. The Receiver and the Partnership have agreed in principle on the terms of the renewal of such tenant's lease through the year 2007. As of September 30, 1997, substantially all of the tenants at each property are meeting their obligations and the expiring leases are subject to renegotiation.

         The Texas Mortgage permits the Partnership to defer payment of some or all of the interest accrued on the Texas Mortgage, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds $8,500,000. The Partnership does not expect to exceed that maximum deferral amount prior to the maturity date in December 1998. At that time, unless the Partnership is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). In June 1997, the Partnership and the Texas Lender entered into an agreement, pursuant to which, among other things, the Partnership and the Texas Lender agreed to the terms and conditions with respect to the treatment of the claim of the Texas Lender against the Partnership in the reorganization proceeding under a plan of reorganization and to support the confirmation and vote in favor of a plan of reorganization proposed by the Partnership containing the agreed upon terms and conditions. See Notes 3 and 6 of Notes to Financial Statements for discussion of Chapter 11 Plan. A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of the Partnership with no cash available for distribution to the limited partners. As of June 19, 1997, the Partnership ceased accruing interest on the Texas PM Note.

         The mortgage loan on the New York Property permits the Partnership to defer payment of some or all of the interest accrued on the New York Mortgage, provided, among other things, that the Partnership does not defer interest in an amount that at any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August 1996, the Partnership received notice from the holder of the New York Mortgage that the interest deferred on the New York Mortgage exceeded the permitted deferral and that the full debt service payment for interest accrued during August 1996 (in the amount of $1,239,700) would be due and payable on September 1, 1996 and that, if such payment was not received, the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all available remedies (including the commencement of a foreclosure action against the New York Property). The Partnership did not have sufficient funds to make the payment on September 1, 1996, and, in October 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest of approximately $104,882,000, immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property. At such time, the total outstanding indebtedness significantly exceeded the estimated fair market value of the New York Property. See Notes 3 and 6 of Notes to Financial Statements for discussion of Chapter 11 Plan.

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

         As a result of the above transaction, the Partnership recognized during the nine months ended September 30, 1996, a gain from the disposition of the Florida Property of $19,429,198 ($207.25 per unit of limited partnership interest).

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


         Results of operations

         The Partnership experienced net income for the three months ended September 30, 1997 compared to a net loss for the same period in the prior year, primarily due to higher rental revenue and lower mortgage loan interest and operating expenses.

         The Partnership experienced a net loss for the nine months ended September 30, 1997 compared to net income for the same period in the prior year, primarily due to a gain on foreclosure of the Florida Property (foreclosed upon in February 1996), recorded in the earlier period.

         Revenues increased for the three months ended September 30, 1997, compared to the same period in the prior year, primarily due to higher rental income from the New York Property. Revenues decreased for the nine months ended September 30, 1997 compared to the same period in the prior year primarily due to cash proceeds of $273,000 received in April 1996 relating to proofs of claims filed in the Integrated bankruptcy.

         Costs  and  expenses  decreased  for the three  and nine  months  ended
         September 30, 1997 compared to the same period in the prior year, primarily due to the Partnership ceasing to accrue interest on the Texas and New York Mortgages.

         Inflation

         Inflation is not expected to have a material impact on the Partnership's operations and financial position during its period of ownership of its properties. However, leases at the New York property generally have provisions which provide for rent increases to reflect increases in certain operating expenses and real estate taxes.

PART II - OTHER INFORMATION






ITEM 1.  LEGAL PROCEEDINGS


(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 3 and 6 which is herein incorporated by reference.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)         Exhibits:    None.


(b)        Reports on Form 8-K:

           The Partnership filed a Report on Form 8-K dated August 7, 1997.

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



                                                VISTA PROPERTIES

                                            By: IR Vista Realty Corp.
                                                Management General Partner




Dated:     November 19, 1997                By: /s/ Richard Sabella
                                                -------------------
                                                Richard Sabella
                                                President
                                                (Principal Executive Officer)



Dated:     November 19, 1997                By: /s/ Kevin Reardon
                                                -----------------
                                                Kevin Reardon
                                                Vice President, Secretary and
                                                Treasurer
                                                (Principal Financial and
                                                Accounting Officer)