Form 10-K
period 1997-12-31
VISTA PROPERTIES
filed 1998-03-27
CIK 716942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11890


                                VISTA PROPERTIES
             (Exact name of registrant as specified in its charter)

California                                                    13-3179078
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

411 West Putnam Avenue, Greenwich, CT                            06830
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           203-862-7444

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
  Title of each class                                        registered
  -------------------                                        ----------

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

PART I


Item 1.       Business

General Development of Business

Vista Properties (the "Registrant") is a California limited partnership engaged in the business of investing in, holding and managing commercial properties. Registrant was formed on March 14, 1983, with IR Vista Realty Corp. (the "Management General Partner"), IR Acquisition Corp. (the "Acquisitions General Partner") and Asta Associates Limited Partnership ("Asta" or the "Associate General Partner") as its general partners (collectively, the "General Partners"). The Management General Partner and the Acquisitions General Partner are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). IR Vista Realty Corp. and IR Acquisition Corp. were until November 3, 1994 wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated "). On November 3, 1994, Integrated consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. See the Prospectus, dated September 2, 1983 (the "Prospectus") and the Supplements thereto dated October 17, 1983, November 11, 1983, November 29, 1983, January 25, 1984, March 2, 1984, July 9, 1984, August 8, 1984 and
September 14, 1984 (collectively, the "Supplements").

On August 28, 1997, an affiliate of NorthStar Capital Partners ("NorthStar") acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar to acquire indirect control of the Management General Partner and the Acquisitions General Partner.

Effective with the consummation of Integrated's plan of reorganization, Presidio entered into an Administrative Services Agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned this agreement to Wexford Management LLC ("Wexford").

On November 2, 1997, the Administrative Services Agreement with Wexford expired. Pursuant to that agreement, Wexford had authority to designate directors of the Management and Acquisitions General Partners. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the Management and Acquisitions General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. NorthStar Presidio is engaged to perform similar services for other entities which may be in competition with Registrant.

Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the Management and Acquisitions General Partners resigned and were replaced by new individuals appointed by an affiliate of NorthStar.

Presidio is a liquidating company. Although it has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation, however, there can be no assurance of the timing of such transaction or the effect it may have on Registrant.

Registrant presently owns property in Irving, Texas (the "Texas Property"), and at 250 Park Avenue, New York City, New York (the " New York Property"). The Texas Property and New York Property were acquired on December 15, 1983 and January 4, 1984, respectively. Each property consists of improvements in which Registrant owns a fee simple interest, and underlying land Registrant leases pursuant to long-term leases. The Texas Property is net-leased by Registrant to a commercial tenant; the New York Property is operated by the Receiver (as hereinafter defined). Registrant net-leases the Texas Property to one tenant, but has several tenants in the New York Property. See Item 2 below.

The mortgage loan on the New York Property (the "New York Mortgage") permits Registrant to defer payment of some or all of the interest accrued on the New York Mortgage, provided, among other things, that Registrant does not defer interest in an amount that at any time exceeds the aggregate debt service that would have been due for the immediately preceding 84-month period. In August 1996, Registrant received notice from the holder of the New York Mortgage that the interest deferred on the New York Mortgage exceeded the permitted deferral and that the full debt service payment for interest accrued during August 1996 (in the amount of $1,239,700) would be due and payable on September 1, 1996 and that, if such payment was not received, the New York Lender would be entitled to accelerate the indebtedness secured by the New York Mortgage and exercise all available remedies (including the commencement of a foreclosure action against the New York Property). Registrant did not have sufficient funds to make the payment on September 1, 1996, and, in October 1996, the New York Lender declared the entire outstanding principal balance of $90,160,000, together with all accrued and unpaid interest of approximately $104,882,000, immediately due and payable, and thereafter commenced an action to foreclose upon the New York Property (the "Foreclosure Proceeding"). At such time, the total outstanding indebtedness significantly exceeded the estimated fair market value of the New York Property.

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

A foreclosure of the New York Property would result in adverse tax consequences to limited partners. If the New York Property is foreclosed upon, Registrant estimates that, as required by generally accepted accounting principles, it will recognize a gain of approximately $112,000,000 ($1,199 per Unit of limited partnership interest). Registrant estimates that each limited partner would recognize a taxable gain of approximately $1,454 per Unit, with no cash available for distribution to the partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow from operations would be significantly reduced.

The mortgage loan on the Texas Property (the "Texas PM Note") permits Registrant to defer payment of some or all of the interest accrued on the Texas PM Note, provided, among other things, that Registrant does not defer interest in an amount that at any time exceeds $8,500,000. Registrant does not expect to exceed that maximum deferral amount prior to the maturity date in December 1998. At that time, unless Registrant is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of Registrant with no cash available for distribution to the limited partners.

On June 19, 1997, Registrant filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the New York Property foreclosure proceeding. This bankruptcy petition was filed to enable Registrant to reorganize its affairs under the protection of Chapter 11 and to propose and confirm a plan of reorganization. At a hearing held before the Bankruptcy Court on July 29, 1997, the Bankruptcy Court denied Registrant's request to permit Registrant to collect and use the rents and other income of the New York Property and approved the request of the New York Lender that the Receiver remain in place and continue to collect the rents and income and to manage, maintain and operate the New York Property.

On October 10, 1997, Registrant filed with the Bankruptcy Court its Plan of Reorganization (the "Chapter 11 Plan") and Disclosure Statement (the "Disclosure Statement"). At a hearing held on November 13, 1997, the Bankruptcy Court approved the Disclosure Statement as providing adequate information to the holders of claims or interests in the reorganization case to make an informed judgment concerning the Chapter 11 Plan. In February 1998, the Bankruptcy Court denied confirmation of the Chapter 11 Plan. Registrant has filed a notice of appeal to the District Court for the Northern District of California, and also has filed a motion for permission to file an interlocutory appeal.

In June 1997, Registrant and the Texas Lender entered into an agreement, pursuant to which, among other things, Registrant and the Texas Lender agreed to the terms and conditions with respect to the treatment of the claim of the Texas Lender against Registrant in the reorganization proceeding under a plan of reorganization and to support the confirmation and vote in favor of a plan of reorganization proposed by Registrant containing the agreed upon terms and conditions. Additionally, under the agreement, the Texas Lender agreed to consent to Registrant's use of the rent and other income of the Texas Property to the extent necessary to make payment of the ground rent and partial interest payments on a monthly basis during the pendency of the reorganization case and Registrant agreed to grant the Texas Lender adequate protection for Registrant's use of such cash upon customary terms and conditions. The Bankruptcy Court approved the foregoing arrangement pursuant to an order dated October 6, 1997.

In light of the Bankruptcy Court's denial of confirmation of Registrant's Chapter 11 Plan of Reorganization, there can be no assurance that Registrant's Chapter 11 case will not be dismissed, that the New York Property and the Texas Property will not be foreclosed, or that a secured creditor or other party will not obtain a Bankruptcy Court order confirming an alternate Plan of
Reorganization. A foreclosure (as well as certain types of Plans of Reorganizations) would have material and adverse tax and other consequences for the limited partners.

For the year ended December 31, 1997, Registrant's revenues from (i) Showbiz Pizza Time, Inc., which net-leases the Texas Property, and (ii) the tenants of the New York Property accounted for 2% and 98%, respectively, of the gross revenues of Registrant from its real estate operations.

The real estate business is highly competitive, and, as discussed more particularly below, the properties owned by Registrant may have active competition from similar properties in the vicinity. Registrant's primary asset, the New York Property, which is an office building leased to approximately 30 tenants, is located in midtown Manhattan. Leasing of office buildings in the area is highly competitive. The building is currently 99% occupied.

Registrant does not have any employees. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant. NorthStar Presidio also performs similar services for other affiliates of the Management and Acquisitions General Partners. In addition, Registrant has retained Vista Management to provide certain management services regarding the properties owned by Registrant. See Item 13 below for further information regarding Vista Management. Aside from these personnel, and the directors and officers of the General Partners discussed below in Item 10, Registrant has no employees.

Item 2.       Properties

The following table sets forth information regarding the properties presently owned by Registrant.

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


Item 3.       Legal Proceedings

See Item 1 above.


Item 4.       Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.

There is no established public trading market for the Units of Registrant.

As of March 1, 1998, there were approximately 4,200 record holders of Units, holding an aggregate of 92,810 Units in Registrant.

It is not presently anticipated that Registrant will make any cash distributions to investors.


Item 6.       Selected Financial Data

                                                                       Year ended December 31,
                                 ----------------------------------------------------------------------------------------------
                                        1997                1996                 1995                1994               1993
                                 --------------     ---------------       --------------      --------------     --------------
     Total revenues              $   20,161,659     $    21,267,482       $   25,455,013      $   25,931,770     $   24,327,320
     Net Income (loss)               (4,801,154)    $     4,782,912 (A)   $  (11,140,689)     $  (12,282,498)    $  (13,517,328)

     Net Income (loss) per
       limited partnership unit          (51.21)    $         51.02 (A)   $      (118.84)     $      (131.02)    $      (144.19)
     Total assets                   110,037,937     $   107,163,265       $  128,006,273      $  131,277,049     $  131,541,536
     Mortgages Payable               99,160,000     $    99,160,000       $  120,520,000      $  120,520,000     $  120,520,000
     Deferred Interest
       Payable                      122,538,704     $   115,022,636       $  119,017,721      $  111,924,239     $  100,155,363


(A) Includes gain on foreclosure of Registrant's Florida property in the amount of $19,429,198, or $207.25 per Unit.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Liquidity and Capital Resources


All cash flow from properties is currently applied to debt service. Registrant uses working capital reserves to pay administrative expenses. As of December 31, 1997, such reserves aggregated $37,296. Reserves, which were initially provided from the net proceeds of Registrant's initial public offering, increased during 1996 as a result of the receipt of payments aggregating approximately $579,000 in connection with the foreclosure of Registrant's Florida property and the settlement of a claim against a former affiliate.

Registrant suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of Registrant's working capital reserve balance. For 1997, $199,162 of fees were deferred due to the suspension of property management fee payments as described above.

With the exception of Registrant's working capital reserves of $37,296, cash and cash equivalents for the year ended December 31, 1997 are being held by the managing agent appointed by the Receiver prior to being applied to the operations of, and Registrant's mortgage obligation on, the New York Property.

Registrant presently owns the Texas Property, which is net leased to Showbiz Pizza Time, Inc., and the New York Property, which is leased to approximately 30 tenants. Occupancy rates at Registrant's properties are 100% and 99% for the Texas Property and New York Property, respectively. The net lease of the Texas Property expires in 1998. At the New York Property, one tenant occupies 17% of the total square footage and this lease expires in 1997. The Receiver and Registrant have agreed in principle on the terms of the renewal of such tenant's lease through the year 2007. Substantially all of the tenants at each property are meeting their obligations and the expiring leases are subject to renegotiation.

There is no  assurance  that  Registrant  will be able to  successfully  avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to maturity. If both the New York Property and the Texas Property are foreclosed, Registrant would lose all sources of revenue and would be forced to dissolve. In addition, a foreclosure of the New York Property would result in material and adverse tax and other consequences to limited partners. If the New York Property is foreclosed upon, Registrant estimates that as required by generally accepted accounting principles, it will recognize a gain of approximately $112,000,000 ($1,199 per Unit of limited partnership interest). In addition, Registrant estimates that each limited partner would recognize a taxable gain of approximately $1,454 per Unit, with no cash available for distribution to the partners. Any such foreclosure also would materially and adversely affect future operating revenues and expenses and cash flow from operations would be significantly reduced. See Item 1 above regarding the Texas Mortgage, the New York Mortgage and the pending reorganization proceeding.

The General Partners hold a 1% equity interest in Registrant. However, at the inception of Registrant, the General Partners' equity account was credited with only the actual capital contributed in cash, $39,700. Registrant's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in Registrant's net assets, since it does not reflect the General Partners' 1% equity interest in Registrant. Thus, Registrant has restated its financial statements to reallocate $464,050 (1% of the gross proceeds raised at Registrant's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of Registrant and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on Registrant's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

Year 2000

Costs associated with the year conversion are not expected to have any impact on the operations of the Registrant.

RESULTS OF OPERATIONS


1997 vs 1996

Registrant experienced a net loss of $4,801,154 for the year ended December 31, 1997 compared to net income of $4,782,912 for the year ended December 31, 1996, primarily due to a gain on disposition from its Florida property of $19,429,198 recorded in 1996, which was partially offset by lower mortgage loan interest expense incurred during 1997, as discussed below.

Revenues decreased $1,165,823 for the year ended December 31, 1997 when compared with the prior year, primarily due to lower rental revenue at the New York Property and $272,605 of other income relating to a claim settlement against a former affiliate.

Costs and expenses decreased $11,895,544 for the year ended December 31, 1997 when compared with the prior year, primarily due to the Partnership ceasing to accrue interest on the Texas and New York mortgages during 1997 and a one time write-off in 1996 of approximately $3.0 million of tenant improvements and lease commissions for vacated tenants at the New York Property.

1996 vs 1995

Registrant experienced net income of $4,782,912 for the year ended December 31, 1996 compared to a net loss of $11,140,689 for the year ended December 31, 1995 primarily due to a gain on disposition from its Florida property that was foreclosed upon in February 1996. The foreclosure resulted in a gain of $19,429,198 and a decrease in revenues and expenses from the loss of this property.

Revenues decreased $4,187,531 for the year ended December 31, 1996 when compared with the prior year primarily as a result of the disposition of the Florida property, which resulted in the loss of approximately $3.6 million of rental income and a decrease of revenue of approximately $837,000 at the New York Property primarily as a result of a lease termination agreement with one tenant in 1996. This was partially offset by other income of $272,605 relating to a claim settlement against a former affiliate.

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

Item 8.       Financial Statements and Supplementary Data



                                VISTA PROPERTIES
                             (Debtor-in-possession)

                              FINANCIAL STATEMENTS


                  YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


                                      INDEX




Independent Auditor's report


Financial Statements - years ended
December 31, 1997, 1996, and 1995


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

To the Partners of
Vista Properties
Greenwich, Connecticut

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Vista Properties (a limited partnership) (Debtor-in possession) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Properties (Debtor-in possession) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership had received notice from one of its mortgage lenders regarding a possible foreclosure of the New York Property. On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On October 10, 1997, the Partnership filed with the Bankruptcy Court its Plan of Reorganization (the "Chapter 11 Plan") and Disclosure Statement (the "Disclosure Statement"). At a hearing held on November 13, 1997, the Bankruptcy Court approved the Disclosure Statement as providing adequate information to the holders of claims or interests in the reorganization case to make an informed judgment concerning the Chapter 11 Plan. In February 1998, the Bankruptcy Court denied confirmation of the Chapter 11 Plan. The Partnership has filed a notice of appeal to the District Court for the Northern District of California and also has filed a motion for permission to file an interlocutory appeal. The Partnership does not have, and is not anticipated to have, sufficient funds or liquidity to satisfy this mortgage which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Hays & Company
-----------------
Hays & Company

March 9, 1998
New York, New York

                                          VISTA PROPERTIES
                                      (A limited partnership)
                                       (Debtor-in-possession)

                                           BALANCE SHEETS

                                                                           December 31,
                                                                  --------------------------------
                                                                       1997               1996
                                                                  -------------      -------------
ASSETS

     Real estate, net .......................................     $  90,292,630      $  93,890,271
     Cash and cash equivalents ..............................         8,569,410          3,121,247
     Receivables and other assets ...........................        11,175,897         10,151,747
                                                                  -------------      -------------

                                                                  $ 110,037,937      $ 107,163,265
                                                                  =============      =============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities not subject to compromise
     Accounts payable and accrued expenses ..................     $     484,985      $     544,797
     Prepaid rents ..........................................              --              209,927
                                                                  -------------      -------------

         Total liabilities not subject to compromise ........           484,985            754,724
                                                                  -------------      -------------
Liabilities subject to compromise
     Deferred interest payable ..............................       122,538,704        115,022,636
     Mortgage loans payable .................................        99,160,000         99,160,000
     Due to affiliates ......................................         2,088,670          1,889,508
     Accounts payable and accrued expenses ..................           230,335               --
                                                                  -------------      -------------

         Total liabilities subject to compromise ............       224,017,709        216,072,144
                                                                  -------------      -------------

Total liabilities ...........................................       224,502,694        216,826,868
                                                                  -------------      -------------

Commitments and contingencies (Notes 3, 4, 5, 7, 8, 9 and 12)

Partners' deficit

    Limited partners' deficit (as restated) (92,810
         units issued and outstanding) ......................      (112,259,669)      (107,506,527)
    General partners' deficit (as restated) .................        (2,205,088)        (2,157,076)
                                                                  -------------      -------------

         Total partners' deficit ............................      (114,464,757)      (109,663,603)
                                                                  -------------      -------------

                                                                  $ 110,037,937      $ 107,163,265
                                                                  =============      =============

See notes to financial statements.

                                            VISTA PROPERTIES
                                        (A limited partnership)
                                         (Debtor-in-possession)

                                        STATEMENTS OF OPERATIONS


                                                                    Year ended December 31,
                                                      ------------------------------------------------
                                                          1997               1996             1995
                                                      ------------      ------------      ------------
Revenues

     Rental income ..............................     $ 20,050,916      $ 20,924,317      $ 25,327,463
     Other income ...............................              200           273,676             1,450
     Interest income ............................           50,543            69,489           126,100
                                                      ------------      ------------      ------------

                                                        20,101,659        21,267,482        25,455,013
                                                      ------------      ------------      ------------
Costs and expenses

     Mortgage loan interest expense .............        9,416,735        17,661,137        20,093,060
         ($18,044,975 contractual for 1997)

     Operating expenses .........................        7,915,817         8,219,918         8,096,151
     Depreciation and amortization ..............        5,243,315         8,589,852         5,606,268
     Ground rent ................................          700,000           700,000         2,031,159
     Property management fees ...................          590,901           587,941           611,599
     Administrative expenses ....................          151,456           154,920           157,465
                                                      ------------      ------------      ------------

                                                        24,018,224        35,913,768        36,595,702
                                                      ------------      ------------      ------------
Loss before gain on foreclosure of property
     and reorganization items ...................       (3,916,565)      (14,646,286)      (11,140,689)

     Gain on foreclosure of property (Note 5) ...             --          19,429,198              --
                                                      ------------      ------------      ------------

(Loss) income before reorganization items .......       (3,916,565)        4,782,912       (11,140,689)
Reorganization items
     Professional fees ..........................         (944,589)             --                --
     Interest income ............................           60,000              --                --
                                                      ------------      ------------      ------------
                                                          (884,589)             --                --
                                                      ------------      ------------      ------------

Net (loss) income ...............................     $ (4,801,154)     $  4,782,912      $(11,140,689)
                                                      ============      ============      ============

                                            VISTA PROPERTIES
                                        (A limited partnership)
                                         (Debtor-in-possession)

                                        STATEMENTS OF OPERATIONS


                                                                    Year ended December 31,
                                                      ------------------------------------------------
                                                          1997               1996             1995
                                                      ------------      ------------      ------------
Net (loss) income attributable to
     Limited partners ...........................     $ (4,753,142)     $  4,735,083      $(11,029,282)
     General partners ...........................          (48,012)           47,829          (111,407)
                                                      ------------      ------------      ------------

                                                      $ (4,801,154)     $  4,782,912      $(11,140,689)
                                                      ============      ============      ============

Net (loss) income per unit of limited partnership

     interest (92,810 units outstanding) ........     $     (51.21)     $      51.02      $    (118.84)
                                                      ============      ============      ============

See notes to financial statements.

                                          VISTA PROPERTIES
                                      (A limited partnership)
                                       (Debtor-in-possession)

                                   STATEMENT OF PARTNERS' DEFICIT

                            YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                    General           Limited            Total
                                                   Partners'          Partners'        Partners'
                                                    Deficit            Deficit          Deficit
                                               -------------      -------------      -------------
Balance, January 1, 1995 .................     $  (2,557,548)     $(100,748,278)     $(103,305,826)

Reallocation of partners' equity (Note 11)           464,050           (464,050)              --
                                               -------------      -------------      -------------

Balance, January 1, 1995 (as restated) ...        (2,093,498)      (101,212,328)      (103,305,826)

Net loss - 1995 ..........................          (111,407)       (11,029,282)       (11,140,689)
                                               -------------      -------------      -------------

Balance, December 31, 1995 (as restated) .        (2,204,905)      (112,241,610)      (114,446,515)

Net income - 1996 ........................            47,829          4,735,083          4,782,912
                                               -------------      -------------      -------------

Balance, December 31, 1996 (as restated) .        (2,157,076)      (107,506,527)      (109,663,603)

Net loss - 1997 ..........................           (48,012)        (4,753,142)        (4,801,154)
                                               -------------      -------------      -------------

Balance, December 31, 1997 ...............     $  (2,205,088)     $(112,259,669)     $(114,464,757)
                                               =============      =============      =============


See notes to financial statements.

                                              VISTA PROPERTIES
                                          (A limited partnership)
                                           (Debtor-in-possession)

                                          STATEMENT OF CASH FLOWS


                                                                      Year ended December 31,
                                                          ------------------------------------------------
                                                              1997              1996              1995
                                                          ------------      ------------      ------------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
   Net (loss) income ................................     $ (4,801,154)     $  4,782,912      $(11,140,689)
    Adjustments to reconcile net (loss) income to net
     cash provided by operating activities
       Deferred mortgage loan interest ..............        7,516,068        10,458,973         7,093,482
   Depreciation and amortization ....................        5,243,315         8,589,852         5,606,268
       Straight-line adjustment for stepped
         lease rentals ..............................          (39,089)         (360,901)       (1,182,902)
       Gain on foreclosure of property ..............             --         (19,429,198)             --
 Changes in assets and liabilities
     Receivable and other assets, net ...............       (1,367,365)         (960,398)         (262,918)
     Due to affiliates ..............................          199,162           171,934           329,619
     Accounts payable and accrued expenses ..........          170,523          (147,032)          234,892
     Prepaid rents ..................................         (209,927)         (295,737)          211,920
                                                          ------------      ------------      ------------

         Net cash provided by operating activities ..        6,711,533         2,810,405           889,672
                                                          ------------      ------------      ------------

Cash flows from investing activities
   Additions to real estate .........................       (1,263,370)       (2,399,849)       (1,294,819)
   Cash received from foreclosure of property .......             --             306,572              --
                                                          ------------      ------------      ------------

         Net cash used in investing activities ......       (1,263,370)       (2,093,277)       (1,294,819)
                                                          ------------      ------------      ------------

                                              VISTA PROPERTIES
                                          (A limited partnership)
                                           (Debtor-in-possession)

                                          STATEMENT OF CASH FLOWS


                                                                      Year ended December 31,
                                                          ------------------------------------------------
                                                              1997              1996              1995
                                                          ------------      ------------      ------------
Net increase (decrease) in cash and cash
   equivalents ......................................        5,448,163           717,128          (405,147)

Cash and cash equivalents, beginning of year ........        3,121,247         2,404,119         2,809,266
                                                          ------------      ------------      ------------

Cash and cash equivalents, end of year ..............     $  8,569,410      $  3,121,247      $  2,404,119
                                                          ============      ============      ============

Supplemental disclosure of cash flow information
   Interest paid ....................................     $  1,900,667      $  7,202,164      $ 12,999,578
                                                          ============      ============      ============

     Net cash provided by operating activities for the year ended December 31, 1997 includes $944,589 of professional fees paid and $60,000 of interest earned resulting from the Partnership's Chapter 11 filing.

See notes to financial statements.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1         ORGANIZATION


         Vista Properties (Debtor-in possession) (the "Partnership"), a limited partnership, was formed in March, 1983, under the Uniform Limited
         Partnership Laws of the State of California for the purpose of investing in and operating real estate. The Partnership's properties were originally located in New York, Texas and Florida. During 1996, the Partnership's Florida Property was foreclosed upon by its mortgage lender (Note 4). As discussed in Note 3, the Partnership received notice from the New York Property mortgage lender (Note 7) regarding a possible foreclosure and on June 19, 1997, the Partnership filed for reorganization under Chapter 11 of the United States Bankruptcy Court. The Partnership will terminate on December 31, 2080 or sooner, in accordance with the terms of the Agreement of Limited Partnership (the "Limited Partnership Agreement").

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

         Write-down for impairment

         A write-down for impairment is established based upon a quarterly review of each of the properties in the Partnership's portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors such as the current

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition may differ materially from the carrying value.

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

         Fair value of financial instruments

         The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and mortgage loans payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values. With respect to the Partnership's mortgage loans, and the pending bankruptcy filing, management is unable to determine the fair value of its mortgage loans at December 31, 1997.

         Net income (loss) per unit of limited partnership interest

         Net income (loss) per unit of limited partnership interest is computed based upon the number of units outstanding (92,810) during the year.

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

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings Per Share" established standards for computing and presenting earnings per share, and became effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" established standards for disclosing information about an entity's capital structure, and became effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management of the Company does not believe that these new standards have, or will have a material effect on the Company's reported operating results, per unit amounts, financial position or cash flows.

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

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3         PETITION FOR RELIEF UNDER CHAPTER 11

         On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the foreclosure proceeding on the New York Property (Note 7). Under Chapter 11, certain claims against the Partnership in existence prior to the filing are stayed while the Partnership continues business operations as Debtor-in-possession. These claims are reflected in the 1997 balance sheet as "liabilities subject to compromise." The Partnership's secured claims (mortgages and deferred interest payable) are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay.

         The bankruptcy petition was filed to enable the Partnership to reorganize its affairs under the protection of Chapter 11 and to propose and confirm a plan of reorganization. The Bankruptcy Court has entered orders approving the retention by the Partnership of reorganization counsel and accountants. Pursuant to the order of the Bankruptcy Court dated June 26, 1997, the President of the management general partner of the Partnership has been designated as the individual responsible for the duties and obligations of the Partnership, as debtor and debtor-in-possession in the reorganization proceeding.

         On October 10, 1997, the Partnership filed with the Bankruptcy Court its Plan of Reorganization (the "Chapter 11 Plan") and Disclosure Statement (the "Disclosure Statement"). At a hearing held on November 13, 1997, the Bankruptcy Court approved the Disclosure Statement as providing adequate information to the holders of claims or interests in the reorganization case to make an informed judgment concerning the Chapter 11 Plan. In February 1998, the Bankruptcy Court denied confirmation of the Chapter 11 Plan. The Partnership has filed a notice of appeal to the District Court for the Northern District of California, and also has filed a motion for permission to file an interlocutory appeal.

         In light of the Bankruptcy Court's denial of confirmation of the Partnership's Chapter 11 Plan of Reorganization, there can be no assurance that the Partnership's Chapter 11 case will not be dismissed, that the New York Property and the Texas Property will not be foreclosed, or that a secured creditor or other party will not obtain a Bankruptcy Court order confirming an alternate Plan of Reorganization. A foreclosure (as well as certain types of Plans of Reorganizations) would have material and adverse tax and other consequences for the limited partners. The financial statements have been prepared assuming the Partnership will continue as a going concern. However, the Partnership does not have, and is not anticipated to have sufficient funds or liquidity to satisfy its mortgage loans which raises substantial doubt about its ability to continue as a going concern.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

         Presidio controls the Partnership through its direct and indirect ownership of the Management and Acquisitions General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the Management and Acquisitions General Partners.

         Effective with the consummation of Integrated's Plan of Reorganization, Presidio entered into an Administrative Services Agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). Under this agreement, Wexford had the authority to designate directors of the Management and Acquisitions General Partners.

         On November 2, 1997, the Administrative Services Agreement with Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the Management and Acquisitions General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio").

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. NorthStar Presidio is engaged to perform similar services for other entities which may be in competition with the Partnership. Reimbursements made to Wexford for the years ended December 31, 1997 and 1996 for management and administrative services rendered, amounted to $23,792 and $31,812, respectively.

         Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the Management and Acquisitions General Partners resigned and were replaced with new individuals appointed by an affiliate of NorthStar Capital Partners.

         Presidio is a liquidating company. Although it has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation, however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the Management and Acquisitions General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to unaffiliated local management companies which were engaged to provide local property management for one of the
         Partnership's properties. For the years ended December 31, 1997, 1996 and 1995, Vista Management was entitled to receive $590,901, $587,941 and $611,599, respectively, of which $381,738, $416,007 and $281,980 was paid to the unaffiliated local management companies. Fees are not charged for properties net leased to tenants. The amount due to affiliates of $2,088,670 and $1,889,508 at December 31, 1997 and 1996,
         respectively, represents management fees payable to Vista Management for its supervisory management services. The Management General Partner suspended payment of these fees starting in 1991 in order to slow the depletion of the Partnership's working capital reserve balance.

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

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

5         REAL ESTATE

         Real estate is summarized as follows:

                                                        December 31,
                                            -----------------------------------
                                                  1997                  1996
                                                                     <
         Buildings and improvements         $ 145,735,487         $ 144,472,117
         Accumulated depreciation             (55,442,857)          (50,581,846)
                                            -------------         -------------

                                            $  90,292,630         $  93,890,271
                                            =============         =============

         Florida Property

         The Florida Property, which was located in Orlando, was net leased to a tenant under a lease which commenced on November 1, 1981 and was to terminate on March 31, 1998. The initial annual rent was $2,393,268 and increased in each subsequent year by a percentage equal to the rate of increase in the Consumer Price Index, U.S. City Average, with a maximum of 7% increase in any year. Rental income for the year ended December 31, 1995 was $3,622,271.

         On January 12, 1996, the Partnership entered into a Settlement Agreement (the "Settlement Agreement") with AEW #2 Trust ("AEW") with respect to a pending foreclosure of the mortgage loan made by AEW to the Partnership in the original principal amount of $21,360,000 (the "Loan"). The Loan was secured by a first mortgage lien on the leasehold estate and the improvements located thereon.

         The Loan became due and payable in accordance with its terms on October 26, 1995 and the Loan was not satisfied on such date. As of November 30, 1995, the outstanding indebtedness of the Loan was comprised of the principal amount of $21,360,000 plus accrued and unpaid interest in the amount of $14,454,058. The amount of such outstanding indebtedness exceeded the fair market value of the Florida Property. AEW commenced an action to foreclose its mortgage on December 7, 1995 and a certificate of title was issued in connection with such action on February 26, 1996.

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

         Due to the soft market conditions in the Irving, Texas area and the estimated fair value of the Texas Property, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment was required for the years ended December 31, 1997, 1996 and 1995.

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

         Minimum future rental receipts, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancellable leases, as of December 31, 1997, are approximately as follows:

              Year ending December 31,
                  1998                                $   13,944,000
                  1999                                    13,382,000
                  2000                                    13,288,000
                  2001                                    13,304,000
                  2002                                    13,053,000
                  Thereafter                              59,958,000
                                                      --------------
                                                      $  126,929,000
                                                      ==============


         The holder of the mortgage loan on the New York Property has asserted that such mortgage loan became due and payable during 1996 and the lender is currently attempting to foreclose on the New York Property (Note 7). In order to protect its interest in the property, on June 19, 1997 the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Northern District of California (Note 3).

         Each of the Partnership's properties are collateralized by mortgages payable

                             VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

6         RECEIVABLES AND OTHER ASSETS

         Receivables and other assets consist of the following:

                                               December 31,
                                         ---------------------------
                                             1997            1996
                                         -----------     -----------

           Step rental receivable ..     $ 5,154,312     $ 5,115,223
           Prepaid real estate taxes       2,028,971       2,035,363
           Leasing commissions, net        3,380,509       2,325,472
           Other ...................         612,105         675,689
                                         -----------     -----------

                                         $11,175,897     $10,151,747
                                         ===========     ===========

         Amortization of leasing commissions amounted to $382,304, $1,066,340 and $416,375 for the years ended December 31, 1997, 1996 and 1995, respectively.

7         MORTGAGE LOANS PAYABLE

         Mortgage loans payable consist of the following:

                                                            December 31,

                                                        1997            1996
                                                    -----------     -----------
         New York Property - wraparound purchase
            money note and mortgage ...........     $90,160,000     $90,160,000

        Texas Property - wraparound purchase
            money note and mortgage ...........       9,000,000       9,000,000
                                                    -----------     -----------

                                                    $99,160,000     $99,160,000
                                                    ===========     ===========

         New York PM Note

         The New York PM Note, which commenced in January of 1984, has a term of 40 years and is payable interest only to the extent that there is cash flow from property operations, for the first 15 years of its term.

                             VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

7         MORTGAGE LOANS PAYABLE (continued)

         New York PM Note (continued)

         Interest not paid currently from cash flow from the New York Property is deferred. The note bears interest at the rate of 16.5% per annum simple interest plus additional interest commencing January 1, 1986 in the amount of 20% of the gross rental income from the New York Property in excess of $10,000,000. However, at no time may the effective cumulative compounded annual yield on the outstanding principal balance exceed 16.5%. For the years ended December 31, 1997, 1996 and 1995, additional interest was $885,849, $1,862,367 and $2,003,048, respectively. After the 15th year of the New York PM Note, debt service payments will be recomputed based upon the then outstanding principal amount of the note and deferred interest so that the entire outstanding indebtedness will be fully amortized over the next 25 years in equal monthly installments in arrears. The New York PM Note is secured by a nonrecourse all-inclusive wraparound purchase money mortgage which is inclusive of, and subordinate to, the first wraparound and the underlying mortgages.

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

         The Partnership was notified on November 12, 1996 that on November 7, 1996 the Supreme Court of the State of New York in the County of New York appointed Darrell Paster, of Ferrer, Paster & Enriquez as a receiver of all earnings, revenues, rents, issues, profits and income with respect to the New York Property during the pendency of the foreclosure action. On May 9, 1997 the lender moved for summary judgement on the foreclosure issue. On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the

                              VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

7         MORTGAGE LOANS PAYABLE (continued)

         New York PM Note (continued)

         Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the foreclosure proceeding. This bankruptcy petition was filed to enable the Partnership to reorganize its affairs under the protection of Chapter 11 and to propose and confirm a plan of reorganization. Consequently, the Partnership ceased accruing interest on the New York PM Note as of June 19, 1997. At a hearing held before the Bankruptcy Court on July 29, 1997, the Bankruptcy Court denied the Partnership's request to permit the Partnership to collect and use the rents and other income of the New York Property and approved the request of the New York Lender that the Receiver remain in place and continue to collect the rents and income and to manage, maintain and operate the New York Property. See Note 3 above.

         A foreclosure of the New York Property would result in adverse tax and economic consequences to limited partners. If the New York Property is foreclosed upon, the Partnership estimates that as required by generally accepted accounting principles, it will recognize a gain of approximately $112,000,000 ($1,199 per unit of limited partnership interest). In addition, the Partnership estimates that each limited partner would recognize a taxable gain of approximately $1,454 per unit of limited partnership interest, with no cash available for distribution to the Partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow resulting from operations would be significantly reduced.

          Florida PM Note

         The Florida PM Note, which commenced in June of 1983 and was foreclosed on February 26, 1996 (Note 4), had a term of 40 years with payments of interest only, to the extent that there was cash flow from the net lease, for the first 15 years of its term, and an original issue discount of $100,000. Interest not paid currently from cash flow from the net lease was deferred. The Florida PM Note was collateralized by a nonrecourse wraparound purchase money mortgage which was subject to an existing $12,000,000 mortgage. The interest rate on the Florida PM Note was 17.5% ($3,738,000 per annum) payable monthly, in arrears. After the 15th year, debt service payments were to be recomputed so that the entire outstanding principal balance ($21,360,000), together with interest on that amount (but not on the deferred interest), would be fully amortized over the next 25 years in equal monthly installments, in arrears at 17.5% per annum. The Florida PM Note became due and payable in accordance with its terms on October 26, 1995 and the loan was not satisfied on such date.

                             VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

7         MORTGAGE LOANS PAYABLE (continued)

         Texas PM Note

         The Texas PM Note, which commenced in December of 1983, has a term of 15 years, originally bore interest at the rate of 17% per annum and is payable interest only ($1,530,000 per annum) to the extent that there is cash flow from the net lease, for its entire term. Interest not paid currently from cash flow from the net lease is deferred. The Texas PM
         Note is secured by a nonrecourse purchase money deed of trust which encumbers the Partnership's interest in the Texas Property. The Texas PM Note may be prepaid, in whole or in part, at any time during its term. In addition, NCNB Texas ("NCNB"), the holder of the underlying debt, has the right to require a mandatory prepayment of the Texas PM Note, including all accrued and unpaid interest thereon, following any sale, transfer or encumbrance of the Texas Property by the Partnership without its consent. On the 15th anniversary of the Texas PM Note
         (December 1998), the outstanding principal balance ($9,000,000), together with all deferred but unpaid interest thereon, is due and payable.

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

                             VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

7         MORTGAGE LOANS PAYABLE (continued)

         Texas PM Note (continued)

         As of June 19, 1997, the Partnership ceased accruing interest on the Texas PM Note. In June 1997, the Partnership and the Texas Lender entered into an agreement, pursuant to which, among other things, the Partnership and the Texas Lender agreed to the terms and conditions with respect to the treatment of the claim of the Texas Lender against the Partnership in the Chapter 11 Plan and to support the confirmation and vote in favor of the Chapter 11 Plan. Additionally, under the agreement, the Texas Lender agreed to consent to the Partnership's use of the rent and other income of the Texas Property to the extent necessary to make payment of the ground rent and partial interest payments on a monthly basis during the pendency of the reorganization case and the Partnership agreed to grant the Texas Lender adequate protection for the Partnership's use of such cash upon customary terms and conditions. The Bankruptcy Court approved the foregoing arrangement pursuant to an order dated October 6, 1997, although the Chapter 11 Plan was denied confirmation. See Note 3 above.

         There is no assurance that the Partnership will be able to successfully avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to maturity. If both the New York Property and the Texas Property are foreclosed, the Partnership would lose all sources of revenue and would be forced to dissolve.

         For the years ended December 31, 1997, 1996 and 1995, the Partnership paid $1,900,667, $7,202,164 and $12,999,578, respectively, toward its current mortgage loan interest obligations for all the mortgage loans noted above.

8         DEFERRED INTEREST PAYABLE

         Deferred interest payable is summarized as follows:

                                            December 31,
                                    -----------------------------
                                        1997             1996
                                    ------------     ------------
               New York PM Note     $115,139,823     $107,877,317
               Texas PM Note ..        7,398,881        7,145,319
                                    ------------     ------------

                                    $122,538,704     $115,022,636
                                    ============     ============

         The deferred interest payable does not accrue additional interest.

                            VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

9         GROUND LEASES

         The Florida Property was located on a parcel of land which was net leased to the Partnership under a Florida Ground Lease. The Florida Ground Lease was for a 99-year term and had an initial base rent of $300,000 per annum payable in equal monthly installments of $25,000.
         The initial base rent increased annually by 14.5% per annum, compounded, to a maximum of $1,331,920 which would have occurred in 1996. This Florida Property was foreclosed upon on February 26, 1996 (Note 5).

         The Texas Property is located on a parcel of land which is net leased to the Partnership under a Texas Ground Lease. The Texas Ground Lease commenced on December 15, 1983, has a 99-year term and has a base rent of $100,000 per annum payable in equal monthly installments of $8,333, plus incentive rent equal to 10% of gross income from the Texas Property in excess of $852,000. Other than the Partnership's obligations to pay ground rent, the obligations of the Partnership will be performed by the lessee's performance of its obligations under its net lease. During 1997, the Partnership paid $100,000 in ground rent expense.

         The New York Property is located on a parcel of land which is owned by the seller and net leased to the Partnership. The term of the New York Ground Lease expires on March 31, 2011 and the Partnership has three 21-year renewal options. The New York Ground Lease has an initial base rent of $600,000 per annum, payable in equal monthly installments of $50,000, and will be increased in April 1998 to $615,000 per annum. The annual rent payable for each optional renewal term will be fixed at the beginning of such terms at the greater of $615,000 or an amount equal to 6% of the then fair market value of the New York land. During 1997, the Partnership paid $600,000 in ground rent expense.

         Minimum future ground rent payments due under the Partnership's ground leases, not including any incentive rent under the Texas Ground Lease, is as follows:

                                          Texas            New York
                                         Property          Property          Total
                                      -------------     -------------    --------------
          Year ending December 31,
              1998                    $     100,000     $     611,250    $      711,250
              1999                          100,000           615,000           715,000
              2000                          100,000           615,000           715,000
              2001                          100,000           615,000           715,000
              2002                          100,000           615,000           715,000
          Thereafter                      8,100,000         5,073,750        13,173,750
                                      -------------     -------------    --------------

                                      $   8,600,000     $   8,145,000    $   16,745,000
                                      =============     =============    ==============

                            VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

10        STOCK OPTIONS

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

11        PARTNERS' DEFICIT

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

12        STATUS OF INTEGRATED

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

         The Partnership filed a Proof of Claim against Integrated in Integrated's Chapter 11 proceeding with respect to certain potential and unliquidated claims and disputes involving Integrated and its affiliates. These claims and disputes were resolved and approved by the Bankruptcy Court on January 22, 1996. During 1996, the Partnership received approximately $272,000 with respect to these claims, which is included in other income in the statements of operations.

                            VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS

13 RECONCILIATION OF NET (LOSS) INCOME AND NET LIABILITIES PER FINANCIAL STATEMENTS TO TAX BASIS

         The Partnership has computed depreciation for tax purposes using the Accelerated and Modified Accelerated Cost Recovery Systems, which is not in accordance with generally accepted accounting principles.

         A reconciliation of net (loss) income per financial statements to the tax basis of accounting is as follows:

                                                                  Year ended December 31,
                                                   ------------------------------------------------
                                                        1997              1996              1995
                                                   ------------      ------------      ------------
         Net (loss) income per financial
             statements .........................  $ (4,801,154)     $  4,782,912      $(11,140,689)
         Tax depreciation in excess of
             financial statement depreciation ...    (2,938,081)         (229,785)       (3,875,102)
         Gain in foreclosure of property ........          --          11,788,724              --
         Expense accruals recorded for
             financial statements in excess
             of tax basis .......................     1,064,377           809,456              --
         Interest expense recorded for
             financial statements in excess
             of tax basis .......................     7,516,068        17,661,137              --
                                                   ------------      ------------      ------------

         Net income (loss) per tax basis ........  $    841,210      $ 34,812,444      $(15,015,791)
                                                   ============      ============      ============

                           VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

                          NOTES TO FINANCIAL STATEMENTS


13 RECONCILIATION OF NET (LOSS) INCOME AND NET LIABILITIES PER FINANCIAL STATEMENTS TO TAX BASIS
         (continued)

         The differences between the Partnership's net liabilities per financial statements and the tax basis of accounting are as follows:


                                                                   December 31,
                                                         --------------------------------
                                                               1997               1996
                                                         -------------      -------------
         Net liabilities per financial statements ..     $(114,464,757)     $(109,663,603)
         Write-down for impairment .................         3,000,000          3,000,000
         Cumulative tax depreciation in excess of
             financial statement depreciation ......       (57,372,617)       (54,434,536)
         Deferred interest .........................        25,177,205         17,661,137
         Cost of tenant improvements written-off for
             financial statement purposes ..........         3,954,756          3,954,756
         50% of acquisition fees paid to affiliates
             expensed for tax purposes .............        (2,569,976)        (2,569,976)
         Income and expense accruals ...............         1,873,833            809,456
         Syndication costs .........................         5,333,790          5,333,790
                                                         -------------      -------------

         Net liabilities per tax basis .............     $(135,067,766)     $(135,908,976)
                                                         =============      =============

                                                          VISTA PROPERTIES
                                                       (A limited partnership)
                                                       (Debtor-in-possession)

                                       Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997
                                                                                                                    REDUCTIONS
                                                                                              COST                   RECORDED
                                                                                          CAPITALIZED               SUBSEQUENT
                                                                                           SUBSEQUENT                   TO
                                                     INITIAL COST TO PARTNERSHIP         TO ACQUISITION            ACQUISITION
                                                    ----------------------------  ----------------------------      ---------
                                                                    BUILDINGS
                                                                       AND
                                        ENCUM-                      IMPROVE-         IMPROVE-        CARRYING        WRITE-
         DESCRIPTION                  BRANCES (2)      LAND           MENTS          MENTS            COSTS         DOWNS (3)
         -----------                 ------------      ----          -----           -----            -----         ---------
Texas Property:
     Net leased to
        Showbiz Pizzatime, Inc.
        Irving, Texas                $ 16,398,881   $      -     $  10,000,000    $         -      $   563,989     $ 3,000,000

New York Property
     New York, New York               205,299,823                   98,000,000      33,304,191       6,867,307               -
                                    -------------   --------     -------------    ------------     -----------     -----------
     Totals                         $ 221,698,704   $      -     $ 108,000,000    $ 33,304,191     $ 7,431,296     $ 3,000,000
                                    =============   =======      =============    ============     ===========     ===========

                                              GROSS
                                         AMOUNT AT WHICH
                                           CARRIED AT
                                            CLOSE OF
                                             PERIOD                                                                  LIFE ON WHICH
                                       ---------------------                                                         DEPRECIATION IN
                                                   BUILDINGS                       ACCUMU-       DATE                   LATEST
                                                     AND                           LATED          OF       DATE        STATEMENTS
                                                   IMPROVE-                        DEPRE-       CONS-    ACQUIR-     OF OPERATIONS
 DESCRIPTION                           LAND        MENTS (1)      TOTAL          CIATION       TRUCTION    ED        IS COMPUTED
 -----------                           ----       ---------       -----          -------       --------  -------     --------------
Texas Property:
     Net leased to
        Showbiz Pizzatime, Inc.
        Irving, Texas              $    -     $ 10,563,989    $  7,563,989     $   3,719,398     1982     12/83       40 Years

New York Property
     New York, New York                 -      138,171,498     138,171,498        51,723,459     1924     1/84        20-40 Years
     Totals                        $    -    $ 148,735,487   $ 145,735,487     $  55,442,857
                                   =====     =============   =============     =============

(1) Aggregate cost for federal income tax purposes.
(2) Consists of mortgage loans and deferred interest payable at December 31, 1997.
(3) Write-down for impairment due to decline in estimated fair value.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

             Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION


A)     RECONCILIATION OF REAL ESTATE OWNED

                                                                 Year ended December 31,
                                                 --------------------------------------------------
                                                      1997               1996              1995
                                                 -------------     -------------      -------------
       Balance at the beginning of year (1)      $ 144,472,117     $ 170,379,274      $ 169,084,455

       Additions during year - purchases ...         1,263,370         2,399,849          1,294,819
                                                 -------------     -------------      -------------
                                                   145,735,487       172,779,123        170,379,274
       Other changes
         Tenant improvements (2) ...........              --          (3,954,756)              --
         Foreclosure of Florida Property (3)              --         (24,352,250)              --
                                                 -------------     -------------      -------------

       Balance at end of year ..............     $ 145,735,487     $ 144,472,117      $ 170,379,274
                                                 =============     =============      =============

(1) Includes the initial cost of the properties plus acquisition and closing costs and write-downs for impairment.

(2) Includes tenant improvements at the New York Property which were written-off during 1996.

(3) Represents the cost basis of the Florida Property which was foreclosed during 1996.

(B)    RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                          Year ended December 31,
                                                  1997             1996              1995
                                             ------------     ------------      ------------
Balance at beginning of year ...........     $ 50,581,846     $ 54,673,898      $ 49,484,005

Additions during year - depreciation (1)        4,861,011        7,523,512         5,189,893
                                             ------------     ------------      ------------
                                               55,442,857       62,197,410        54,673,898
Other changes
  Tenant improvements (2) ..............             --         (3,954,756)             --
  Foreclosure of Florida Property (3) ..             --         (7,660,808)             --
                                             ------------     ------------      ------------

Balance at end of year .................     $ 55,442,857     $ 50,581,846      $ 54,673,898
                                             ============     ============      ============

                               VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-possession)

       Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (continued_

(1) Depreciation is provided on buildings using the straight-line method over the useful life of the property, which is estimated to be 40 years for buildings and 20 years for improvements.

(2) Includes tenant improvements at the New York Property which were written-off during 1996.

(3) Represents the accumulated depreciation of the Florida Property which was foreclosed during 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.      Directors and Executive Officers of Registrant

Management and Acquisitions General Partners

The names, offices held and the ages of the executive officers and directors of the Management and Acquisitions General Partners are as follows, respectively:

                                                                                             Has served as a
                                                                                             Director and/or
                                                                                              Officer of the
                                                                                             Managing General
     Name                       Age                 Position Held                             Partner since
     ----                       ---                 -------------                             -------------
 W. Edward Scheetz              33      Director                                             November 1997
 David Hamamoto                 38      Director                                             November 1997
 Richard Sabella                42      President, Director                                  November 1997
 David King                     35      Executive VP, Director, Assistant Treasurer          November 1997
 Lawrence R. Schachter          41      Senior VP, Chief Financial Officer                   January 1998
 Kevin Reardon                  39      VP, Secretary, Treasurer, Director                   November 1997
 Allan B. Rothschild            36      Executive VP                                         December 1997
 Marc Gordon                    33      VP                                                   November 1997
 Charles Humber                 24      VP                                                   November 1997
 Adam Anhang                    24      VP                                                   November 1997
 Gregory Peck                   23      Assistant Secretary                                  November 1997

W. Edward Scheetz co-founded NorthStar Capital Partners with David Hamamoto in July 1997, having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1988 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners with W. Edward Scheetz in July 1997, having previously been a partner and a co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

Richard Sabella joined NorthStar Capital Partners in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

David King joined NorthStar Capital Partners in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies (USA). Prior to joining Olympia & York in 1990, Mr. King worked for Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998, having previously held the position as Controller at CB Commercial/Hampshire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996 and at Greenthal/Harlan Realty Services Co. from 1992 to 1995. Mr. Schachter, who holds a CPA, graduated from Miami University
(Ohio).

Kevin Reardon joined NorthStar Capital Partners in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joining Lazard Freres, Mr. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst - ABC - Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in Accounting.

Allan B. Rothschild joined NorthStar Presidio in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership where he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joining Merrill Lynch in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

Charles Humber joined NorthStar Capital Partners in September 1997, having previously worked for Merrill Lynch's Real Estate Investment Banking Group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management which is where he was prior to 1996.

Adam Anhang joined NorthStar Capital Partners in August 1997, having previously worked for The Athena Group's Russia and Former Soviet Union development team from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentrations in finance and real estate, which is where he was prior to 1996.

Gregory Peck joined NorthStar Capital Partners in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group from 1994 to 1996. Mr. Peck graduated from Columbia College with an A.B. in mathematics and an A.B. in economics.

There are no family relations between any executive officer and any other executive officer or director of the Management and Acquisitions General Partners.

Many of the above officers and directors of the Management and Acquisitions General Partners also are officers and/or directors of the general partners of other public partnerships affiliated with Presidio.

Associate General Partner

Asta Associates Limited Partnership, a Connecticut limited partnership, is the Associate General Partner of Registrant. Its general partner is Z Square G Partners II, a New York general partnership which was formed in October, 1982. Arthur H. Goldberg and Z Square Partners are the general partners of Z Square G Partners II. Z Square Partners is a New York general partnership which was formed in October, 1982. The general partners of Z Square Partners are Selig A. Zises and Jay H. Zises. Asta Associates Limited Partnership notified the Partnership of its withdrawal as Associate General Partner of the Partnership. The withdrawal was effective as of March 28,1995, 90 days following written notice to Limited Partners. Upon the effective date of the withdrawal, Presidio Boram Corp. ("Boram"), a subsidiary of Presidio became the Associate General Partner. In October 1996, the parties determined that the withdrawal of Asta as Associate General Partner and the appointment of Boram was based upon a mutual mistake and those transactions were rescinded.

Arthur H. Goldberg, age 54, is the President of Manhattan Associates. He served as President and Chief Operating Officer of Integrated for more than five years prior to his resignation in January, 1990. Mr. Goldberg also served as Chief Executive Officer of Integrated from February, 1989, as a member of the Executive Committee of the Board of Directors from July, 1989 and as Co-Chief Executive Officer from August, 1989, each until his resignation in January, 1990. He has been a member of the Bar of the State of New York since 1967. He is a graduate of New York University School of commerce and its School of Law.

Selig A. Zises, age 55, was a Director of Integrated until April, 1990 and was the Chairman of the Board of Integrated and Chief Executive Officer from 1969 to 1989. He is currently the President of Associated Ventures Management, a private investment partnership.

Jay H. Zises, age 53, was a Director of Integrated until April 1990 and from December 1977 to 1989 was Chairman of the Executive Committee of the Board of Directors of Integrated. He is currently President and general partner of Associated Capital, a private investment partnership.

Registrant believes, based on written representations received by it, that for the year ended December 31, 1997 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's general partners and the officers and directors of such general partners, were complied with.


Item 11.      Executive Compensation

Registrant is not required to pay the officers or directors of the Management, Acquisitions or Associate General Partners any direct compensation, and no such compensation was paid during the fiscal year ended December 31, 1997. Certain officers and directors of the Management General Partner receive compensation from the Management General Partner and/or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant. See "Item 13. Certain Relationships and Related Transactions."

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person owns, of record, or is known by Registrant to own beneficially more than 5% of the Units of Registrant.

Security Ownership of Management

None of the Management, Acquisitions or Associate General Partners beneficially owns any Units of Registrant.

As of March 1, 1998, neither the General Partners nor their officers and directors were known by Registrant to be beneficially own Units or shares of Presidio, the parent of the General Partners.

The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Class A Shares as of March 11, 1998 (based on 37 Class A Shares outstanding on such date) by: (i) each person who beneficially owns 5% or more of the Class A Shares, (ii) the executive officers of Presidio, (iii) each of Presidio's directors, and (iv) all directors and executive officers as a group:

                                                    Amount and nature                   Percentage
       Name of Beneficial Owner                  Of Beneficial Ownership                Outstanding
       ------------------------                  -----------------------                -----------
W. Edward Scheetz                                         27(1)                             72.97%
David Hamamoto
Presidio Holding Company LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

John M. Angelo                                            5(2)                              13.51%
Michael L. Gordon
AG Presidio Investors, LLC
c/o Angelo, Gordon & Co., LP
245 Park Avenue, 26th Floor
New York, NY 10167

M.H. Davidson & Co.                                       3(3)                               8.11%
DK Presidio Investors, LLC
c/o M.H. Davidson & Company
885 Third Avenue
New York, NY 10022

John A. Motulsky                                          2(4)                               5.41%
c/o Stonehill Partners, LP
Stonehill Offshore Partners Limited
Stonehill Institutional Partners, LP
110 East 59th Street
New York, NY 10022

Richard Sabella                                          --(1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

David King                                               --(1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

Kevin Reardon                                            -- (1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

Directors and executive officers as a group (5 persons)

(1) As the managing member of each of Presidio Capital Investment Company, LLC ("PCIC"), Presidio Holding Company, LLC ("PHC") may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act, shares held by PCIC. In addition, as controlling parties of PHC, NorthStar Capital Partners ("NCP") and NorthStar Capital Holdings I, LLC ("NCHI") may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act shares held by PCIC. Each of the PHC, NCP and NCHI disclaims any beneficial ownership of such shares.

         Pursuant to certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interests in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First Amendment thereto dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC.

(2) John M. Angelo and Michael L. Gordon, members of AG Presidio Investors, LLC, may be deemed to be the beneficial owners under Section 13d-3 of the Exchange Act of the securities held by PCIC.

(3) H. Davidson & Company, as the managing member of DK Presidio Investors, LLC, may be deemed to be the beneficial owners under Section 13d-3 of the Exchange Act of the securities held by PCIC.

(4) John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a general partner of Stonehill Institutional Partners, L.P. and a managing member of Stonehill Advisers LLC, a New York limited liability company that is the investment advisor to Stonehill Offshore Partners. Stonehill Partners, L.P., Stonehill Offshore Partners, Stonehill Institutional Partners L.P. and Motulsky are sometimes collectively referred to herein as "Stonehill." The principal business of Stonehill is investing.

Item 13.      Certain Relationships and Related Transactions

Taxable income generated by Registrant during the year ended December 31, 1997 allocated to each of the Management, Acquisitions and Associate General Partners were $6,961, $871 and $871, respectively.

Transactions with Affiliates of Management

Vista Management has been retained by Registrant to perform certain property management services for all properties of Registrant which are not subject to long-term net leases. As compensation for such services, Vista Management is entitled to receive up to 6% of the annual gross revenues of the properties where it performs all leasing and re-leasing services and up to 3% of gross revenues where it does not perform such services. The fee paid to Vista Management is reduced by the amount of any fee paid to unaffiliated third parties for such management. For the fiscal year ended December 31, 1997, $580,900 was earned by Vista Management for such services, of which $381,739 was paid to unaffiliated third parties. As of December 31, 1997, $2,088,760 of fees due to Vista Management were deferred. The Management General Partner has suspended payment of the fee earned by Vista Management to slow the depletion of Registrant's working capital reserve balance.

PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

         1. Financial Statements - The list of Financial Statements appears on page 9.

         2. Schedules - The list of Financial Statement Schedules appears on page 9.

         3. Exhibits - See the Exhibit index at page 36 of this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

         Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.


VISTA PROPERTIES


By:      IR VISTA REALTY CORP.
         Management General Partner

By:      /s/ Richard Sabella                                March 27, 1998
         -------------------
         Richard Sabella
         President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers (as to the Managing General Partner) on the date indicated below.


       Signature              Title                               Date
       ---------              -----                               ----


/s/ Lawrence Schachter     Senior Vice President and          March 27, 1998
----------------------
Lawrence Schachter         Chief Financial Officer

/s/ Richard Sabella        Director and President             March 27, 1998
----------------------
Richard Sabella

/s/ David King             Director and Executive
--------------
David King                 Vice President                     March 27, 1998

/s/ Kevin Reardon          Director and Vice President,
------------------
Kevin Reardon              Treasurer and Secretary            March 27, 1998

                                  EXHIBIT INDEX



Exhibit

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

10(F) Ground Lease Agreement with respect to the Orlando Land from AEW # 2 Trust ("AEW") to Registrant.*

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

10(qq) Modification of Guaranty between Registrant and the Hallwood Group Incorporated dated December 13, 1990.*

10(rr) Second Agreement of Modification of Deed of Trust and note between Registrant and NCNB Texas dated December 31, 1990.*

10(ss)        Second   Amendment  to  and   Assignment   of  Net  Lease  between
              Registrant, Integra, and Showbiz Pizza Time Inc. dated December 13, 1990.*

10(tt) Settlement Agreement between Registrant and AEW #2 Trust dated January 12, 1996.*

10(uu) Affidavit of Mark A. Albertson , a Director of Aldrich, Eastman & Waltch, L.P., the attorney-in-fact for Plaintiff, Bankers trust Company as Trustee for the General Motors Hourly-Rate Employees Pension Trust, and as Trustee for the General Motors Retirement Program for Salaried Employees Trust "Plaintiff", in support of application for appointment of a Receiver, as filed in the Supreme Court of the State of New York, County of New York on October 29, 1996 against Vista Properties "Defendant". (1)

10(vv) Summons filed by Bankers Trust Company, as Trustee for the General Motors Hourly-Rate Employees Pension Trust, and as Trustee for the General Motors Retirement Program for Salaried Employees Trust against Vista Properties, as filed in the Supreme Court of the State of New York, County of New York on October 31, 1996. (1)

10(ww) Order appointing Receiver, at IAS Part 32 of the Supreme Court of the State of New York, held in and for the County of New York, at the Courthouse, 60 Centre Street, New York, New York on November 7, 1996. (1)

28(A) Prospectus of Registrant, dated September 2, 1983, as supplemented on October 17, 1983, November 11, 1983, November 29, 1983, January 25, 1984, March 2, 1984, July 9, 1984, August 5, 1984 and
              September 14, 1984.*

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

28(B) Report of Registrant on Form 10-K for fiscal year ended December 31, 1983, pages 3-6.*

28(C)         Report of Registrant on Form 8-K dated December 30, 1986.*

28(D)         Report of Registrant on Form 8-K dated December 20, 1990.*

28(E)         Report of Registrant on Form 8-K dated December 6, 1996.*
------------------
*        Incorporated by Reference.
(1)      Filed herewith