Form 10-Q
period 1998-03-31
VISTA PROPERTIES
filed 1998-05-15
CIK 716942

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


                         Commission file number 0-11890


                                VISTA PROPERTIES
             (Exact name of registrant as specified in its charter)


    California                                             13-3179078
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
                    (Address of principal executive offices)


                                 (203) 862-7444
              (Registrant's telephone number, including area code)



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

                           FORM 10-Q - MARCH 31, 1998





                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1998 and December 31, 1997


       STATEMENTS OF OPERATIONS - For the three months ended March 31, 1998 and 1997


       STATEMENT OF PARTNERS' DEFICIT - For the three months ended
              March 31, 1998


       STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1998 and 1997


       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                                   VISTA PROPERTIES
                               (A limited partnership)
                                (Debtor-in-Possession)

                                    BALANCE SHEETS

                                                       March 31,        December 31,
                                                         1998              1997
                                                    -------------      -------------
ASSETS

     Real estate, net .........................     $  89,500,763      $  90,292,630
     Cash and cash equivalents ................         9,965,374          8,569,410
     Receivables and other assets .............        11,242,894         11,175,897
                                                    -------------      -------------

                                                    $ 110,709,031      $ 110,037,937
                                                    =============      =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities not subject to compromise
     Accounts payable and accrued expenses ....     $     330,451      $     484,985
                                                    -------------      -------------

Liabilities subject to compromise
     Deferred interest payable ................       122,538,704        122,538,704
     Mortgage loans payable ...................        99,160,000         99,160,000
     Due to affiliates ........................         2,134,124          2,088,670
     Accounts payable and accrued expenses ....           187,396            230,335
                                                    -------------      -------------

        Total liabilities subject to compromise       224,020,224        224,017,709
                                                    -------------      -------------

Total liabilities .............................       224,350,675        224,502,694
                                                    -------------      -------------

Commitments and contingencies

Partners' deficit
     Limited partners' deficit (92,810
        units issued and outstanding) .........      (111,444,787)      (112,259,669)
     General partners' deficit ................        (2,196,857)        (2,205,088)
                                                    -------------      -------------

        Total partners' deficit ...............      (113,641,644)      (114,464,757)
                                                    -------------      -------------

                                                    $ 110,709,031      $ 110,037,937
                                                    =============      =============

See notes to financial statements.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                            STATEMENTS OF OPERATIONS


                                                         For the three months ended
                                                                  March 31,
                                                        ----------------------------
                                                             1998            1997
                                                        -----------      -----------
Revenues
     Rental income ................................     $ 4,473,808      $ 4,892,230
     Other income .................................             350             --
     Interest income ..............................            --             13,270
                                                        -----------      -----------

                                                          4,474,158        4,905,500
                                                        -----------      -----------
Costs and expenses
     Operating expenses ...........................       1,811,157        2,246,031
     Depreciation and amortization ................       1,280,000        1,317,760
     Mortgage loan interest expense ...............         196,047        4,281,552
     Ground rent ..................................         175,000          175,000
     Property management fees .....................         131,686          134,774
     Administrative expenses ......................          31,333          230,286
                                                        -----------      -----------

                                                          3,625,223        8,385,403
                                                        -----------      -----------

Net income (loss) before reorganization items .....         848,935       (3,479,903)

Reorganization items
     Professional fees ............................         (54,089)            --
     Interest income ..............................          28,267             --
                                                        -----------      -----------
                                                            (25,822)            --
                                                        -----------      -----------

Net income (loss) .................................     $   823,113      $(3,479,903)
                                                        ===========      ===========

Net income (loss) attributable to
     Limited partners .............................     $   814,882      $(3,445,104)
     General partners .............................           8,231          (34,799)
                                                        -----------      -----------

                                                        $   823,113      $(3,479,903)
                                                        ===========      ===========

Net income (loss) per unit of limited partnership
     interest (92,810 units outstanding) ..........     $      8.78      $    (37.12)
                                                        ===========      ===========

See notes to financial statements.

                                        VISTA PROPERTIES
                                    (A limited partnership)
                                     (Debtor-in-Possession)

                                 STATEMENT OF PARTNERS' DEFICIT





                                              General            Limited           Total
                                             Partners'          Partners'          Partners'
                                              Deficit           Deficit            Deficit

Balance, January 1, 1998 ............     $  (2,205,088)     $(112,259,669)     $(114,464,757)

Net income for the three months ended
    March 31, 1998 ..................             8,231            814,882            823,113
                                          -------------      -------------      -------------

Balance, March 31, 1998 .............     $  (2,196,857)     $(111,444,787)     $(113,641,644)
                                          =============      =============      =============

See notes to financial statements.

                                       VISTA PROPERTIES
                                    (A limited partnership)
                                    (Debtor-in-Possession)

                                   STATEMENTS OF CASH FLOWS



                                                                 For the three months ended
                                                                          March 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ....................................     $   823,113      $(3,479,903)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
            Deferred mortgage loan interest ...............            --          3,888,308
            Depreciation and amortization .................       1,280,000        1,317,760
            Straight-line adjustment for stepped
                lease rentals .............................            --           (141,115)
     Changes in assets and liabilities
        Receivables and other assets ......................        (156,997)         184,936
        Due to affiliates .................................          45,454           30,061
        Accounts payable and accrued expenses .............        (197,473)         (85,363)
        Prepaid rents .....................................            --           (172,478)
                                                                -----------      -----------

            Net cash provided by operating activities .....       1,794,097        1,542,206
                                                                -----------      -----------

Cash flows from investing activities
     Additions to real estate .............................        (398,133)        (326,333)
                                                                -----------      -----------

Net increase in cash and cash equivalents .................       1,395,964        1,215,873

Cash and cash equivalents, beginning of period ............       8,569,410        3,121,247
                                                                -----------      -----------

Cash and cash equivalents, end of period ..................     $ 9,965,374      $ 4,337,120
                                                                ===========      ===========

Supplemental disclosure of cash flow information
     Interest paid ........................................     $   196,047      $   393,244
                                                                ===========      ===========


 Net cash provided by operating activities for the quarter ended March 31, 1998 includes $54,089 of professional fees paid and $28,267 of interest earned resulting from the Partnership's Chapter 11 filing.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Vista Properties (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         A write-down for impairment was not required for the three months ended March 31, 1998 and 1997.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


3        PETITION FOR RELIEF UNDER CHAPTER 11

         On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the foreclosure proceeding on the New York Property (Note 6). Under Chapter 11, certain claims against the Partnership in existence prior to the filing are stayed while the Partnership continues business operations as Debtor-in-possession. These claims are reflected in the March 31, 1998 and December 31, 1997 balance sheets as "liabilities subject to compromise." The Partnership's secured claims (mortgages and deferred interest payable) are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay.

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

         On October 10, 1997, the Partnership filed with the Bankruptcy Court its Plan of Reorganization (the "Chapter 11 Plan") and Disclosure Statement (the "Disclosure Statement"). At a hearing held on November 13, 1997, the Bankruptcy Court approved the Disclosure Statement as providing adequate information to the holders of claims or interests in the reorganization case to make an informed judgment concerning the Chapter 11 Plan. In February 1998, the Bankruptcy Court denied confirmation of the Chapter 11 Plan. The Partnership has filed a notice of appeal to the District Court for the Northern District of California, and also has filed a motion for permission to file an interlocutory appeal. The motion for appeal to file an interlocutory appeal has been denied.

         On May 11, 1998, the Partnership and certain of its affiliates entered into an agreement with the New York Lender pursuant to which the Partnership and its affiliates would cooperate with the New York Lender in a plan of reorganization which, if confirmed, would result in a transfer of the New York and Texas Properties to their respective secured lenders and a probable dissolution of the Partnership. In that connection, the New York Lender has purchased or agreed to purchase various unsecured claims against the Partnership (including the claim of IRVista Realty), and has committed that its plan of reorganization, if confirmed, will result in the payment of valid unsecured and priority claims in full. The secured creditor has committed no funds for payment of limited partners, and no limited partner recovery is anticipated. The Plan contemplated by the agreement described above is subject to Bankruptcy Court approval.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

3        PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

         The financial statements have been prepared assuming the Partnership will continue as a going concern. However, it is anticipated that the confirmation of the secured creditor's plan of reorganization will result in the eventual dissolution of the Partnership. In addition, the Partnership does not have, and is not anticipated to have, sufficient funds or liquidity to satisfy its mortgage loans which raises substantial doubt about its ability to continue as a going concern in any event.

4         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         IR  Vista  Realty  Corp.,   the  Management   General  Partner  of  the
         Partnership, and IR Acquisitions Corp., the Acquisitions General Partner are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner is Asta Associates Limited Partnership, whose general partner is Z Square G Partners II, a general partnership. Affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are, or may in the future, be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other corporations.

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. NorthStar Presidio is engaged to perform similar services for other entities which may be in competition with the Partnership.

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

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

4        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the Management and Acquisitions General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to unaffiliated local management companies which were engaged to provide local property management for one of the
         Partnership's properties. For the quarters ended March 31, 1998, and 1997, Vista Management was entitled to receive $131,686 and $134,774, respectively, of which $86,231 and $104,713 was paid to the unaffiliated local management companies. Fees are not charged for properties net leased to tenants. The amount due to affiliates of $2,134,124 and $2,088,670 at March 31, 1998 and December 31, 1997,
         respectively, represents management fees payable to Vista Management for its supervisory management services. The Management General Partner suspended payment of these fees starting in 1991 in order to slow the depletion of the Partnership's working capital reserve balance.

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

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS

5         REAL ESTATE

         Real estate is summarized as follows:

                                                    March 31,       December 31,
                                                     1998               1997
                                                -------------     -------------
                Buildings and improvements      $ 146,133,620     $ 145,735,487
                Accumulated depreciation          (56,632,857)      (55,442,857)
                                                -------------     -------------
                                                $  89,500,763     $  90,292,630
                                                =============     =============

         The net lease tenant at the Irving, Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental was reduced to $459,000 from $852,500. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment is required for the quarters ended March 31, 1998 or 1997.

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

         New York PM Note (continued)

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

         A foreclosure or transfer of the New York Property to the secured lender, through a plan of reorganization or otherwise, would result in adverse tax and economic consequences to limited partners. If the New York Property is foreclosed upon or transferred as described above, the Partnership estimates that as required by generally accepted accounting principles, the Partnership will recognize a gain of approximately $112,500,000 ($1,200 per unit of limited partnership interest). In addition, the Partnership estimates that each limited partner would recognize a taxable gain of approximately $1,400 per unit of limited partnership interest, with no cash available for distribution to the partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow resulting from operations would be significantly reduced.

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

         The Bankruptcy Court refused to approve the Partnership's Plan of Reorganization described above. Thereafter, the Partnership agreed to cooperate with a secured creditor's plan of reorganization as described in Note 3.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Liquidity and capital resources

         All cash flow from properties is currently applied to debt service. The Partnership uses working capital reserves to pay administrative expenses. As of March 31, 1998 such reserves aggregated $73,600. Reserves, which were initially provided from the net proceeds of the Partnership's initial public offering, increased during 1996 as a result of the receipt of payments aggregating approximately $579,000 in connection with the foreclosure of the Partnership's Florida property and the settlement of a claim against a former affiliate.

         The Partnership suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of the Partnership's working capital reserve balance. For the quarter ended March 31, 1998, $45,455 of fees were deferred due to the suspension of property management fee payments as described above.

         With the exception of the Partnership's working capital reserves of approximately $26,750, cash and cash equivalents for the quarter ended March 31, 1998 are being held by the managing agent appointed by the Receiver prior to being applied to the operations of, and the Partnership's mortgage obligation on, the New York Property.

         The Partnership presently owns the Texas Property, which is net leased to Showbiz Pizza Time, Inc., and the New York Property, which is leased to approximately 30 tenants. Occupancy rates at the Partnership's properties are 100% and 99% for the Texas Property and New York Property, respectively. The net lease of the Texas Property expires in 1998. At the New York Property, one tenant occupies 17% of the total square footage and this lease expired in 1997. The Receiver and the Partnership have agreed in principle on the terms of the renewal of such tenant's lease through the year 2007. Substantially all of the tenants at each property are meeting their obligations and the expiring leases are subject to renegotiation.

         On May 11, 1998, the Partnership and certain of its affiliates entered into an agreement with the New York Lender pursuant to which the Partnership and its affiliates would cooperate with the New York Lender in a plan of reorganization which, if confirmed, would result in a transfer of the New York and Texas Properties to their respective secured lenders and a probable dissolution of the Partnership. In that connection, the New York Lender has purchased or agreed to purchase various unsecured claims against the Partnership (including the claim of IRVista Realty), and has committed that its plan of reorganization, if confirmed, will result in the payment of valid unsecured and priority claims in full. The secured creditor has committed no funds for payment of limited partners, and no limited partner recovery is anticipated. The Plan contemplated by the agreement described above is subject to Bankruptcy Court approval.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The financial statements have been prepared assuming the Partnership will continue as a going concern. However, it is anticipated that the confirmation of the secured creditor's plan of reorganization will result in the eventual dissolution of the Partnership. In addition, the Partnership does not have, and is not anticipated to have, sufficient funds or liquidity to satisfy its mortgage loans which raises substantial doubt about its ability to continue as a going concern in any event.

         There is no assurance that the Plan of Reorganization contemplated above will be approved. If it is not approved, there is no assurance that the Partnership will be able to successfully avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to maturity. If both the New York Property and the Texas Property are foreclosed or transfer as described above, the Partnership would lose all sources of revenue and would be forced to dissolve. In addition, a foreclosure or transfer as described above of the New York Property would result in material and adverse tax and other consequences to limited partners. If the New York Property is foreclosed upon or transfer as described above, the Partnership estimates that as required by generally accepted accounting principles, it will recognize a gain of approximately $112,500,000 ($1,200 per Unit of limited partnership interest). In addition, the Partnership estimates that each limited partner would recognize a taxable gain of approximately $1,400 per Unit, with no cash available for distribution to the partners. Any such foreclosure or transfer as described above also would materially and adversely affect future operating revenues and expenses and cash flow from operations would be significantly reduced.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

         Results of operations

         The Partnership experienced net income for the three months ended March 31, 1998 compared to a net loss for the same period in the prior year, primarily due to lower mortgage loan interest and operating expenses, partially offset by lower revenues.

         Revenues decreased for the three months ended March 31, 1998, compared to the same period in the prior year, primarily due to lower rental income from the New York Property.

         Costs and expenses decreased for the three months ended March 31, 1998 compared to the same period in the prior year, primarily due to the Partnership ceasing to accrue interest on the Texas and New York Mortgages.

         Inflation

         Inflation is not expected to have a material impact on the Partnership's operations and financial position during its period of ownership of its properties. However, leases at the New York property generally have provisions which provide for rent increases to reflect increases in certain operating expenses and real estate taxes.

PART II - OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS


(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Notes 3 and 6 which are herein incorporated by reference.


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



                                                VISTA PROPERTIES

                                                By:   IR Vista Realty Corp.
                                                      Management General Partner




Dated:     May 14, 1998                         By:   /s/ Richard Sabella
                                                      -------------------
                                                      Richard Sabella
                                                      President



Dated:     May 14, 1998                         By:   /s/ Lawrence Schachter
                                                      ----------------------
                                                      Lawrence Schachter
                                                      Senior Vice President and
                                                      Chief Financial Officer