Form 10-Q
period 1998-06-30
VISTA PROPERTIES
filed 1998-08-14
CIK 716942

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


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

                            FORM 10-Q - JUNE 30, 1998



                                     INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - June 30, 1998 and December 31, 1997 ....................


       STATEMENTS  OF  OPERATIONS - For the three months ended June 30, 1998 and
              1997 and for the six months ended June 30, 1998 and 1997..........


       STATEMENT OF PARTNERS' DEFICIT - For the six months ended
              June 30, 1998 ....................................................


       STATEMENTS OF CASH FLOWS - For the six months ended
              June 30, 1998 and 1997 ...........................................


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


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS .................................................

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..................................

SIGNATURES    ..................................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   VISTA PROPERTIES

                                (A limited partnership)
                                (Debtor-in-Possession)

                                                  BALANCE SHEETS


                                                       June 30,          December 31,
                                                         1998                1997
                                                    -------------      -------------

ASSETS

     Real estate, net .........................     $  89,880,104      $  90,292,630
     Cash and cash equivalents ................        11,716,508          8,569,410
     Receivables and other assets .............        10,173,390         11,175,897
                                                    -------------      -------------

                                                    $ 111,770,002      $ 110,037,937
                                                    =============      =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities not subject to compromise
     Accounts payable and accrued expenses ....     $     330,451      $     484,985
                                                    -------------      -------------
Liabilities subject to compromise
     Deferred interest payable ................       122,538,704        122,538,704
     Mortgage loans payable ...................        99,160,000         99,160,000
     Due to affiliates ........................         2,223,837          2,088,670
     Accounts payable and accrued expenses ....           187,396            230,335
                                                    -------------      -------------

        Total liabilities subject to compromise       224,109,937        224,017,709
                                                    -------------      -------------

Total liabilities .............................       224,440,388        224,502,694
                                                    -------------      -------------
Commitments and contingencies

Partners' deficit
     Limited partners' deficit (92,810
        units issued and outstanding) .........      (110,483,242)      (112,259,669)
     General partners' deficit ................        (2,187,144)        (2,205,088)
                                                    -------------      -------------

        Total partners' deficit ...............      (112,670,386)      (114,464,757)
                                                    -------------      -------------

                                                    $ 111,770,002      $ 110,037,937
                                                    =============      =============

See notes to financial statements.

                                                     VISTA PROPERTIES
                                                 (A limited partnership)
                                                  (Debtor-in-Possession)

                                                 STATEMENTS OF OPERATIONS


                                                        For the three months ended           For the six months ended
                                                                  June 30,                           June 30,
                                                      ------------------------------      ------------------------------
                                                           1998              1997              1998              1997
                                                      ------------      ------------      ------------      ------------
Revenues
     Rental income ..............................     $  4,531,062      $  4,926,969      $  9,004,870      $  9,819,199
     Other income ...............................             --                 200               350               200
     Interest income ............................             --              28,050              --              41,320
                                                      ------------      ------------      ------------      ------------

                                                         4,531,062         4,955,219         9,005,220         9,860,719
                                                      ------------      ------------      ------------      ------------

Costs and expenses
     Operating expenses .........................        1,930,131         1,876,860         3,741,288         4,122,891
     Depreciation and amortization ..............        1,230,000         1,339,215         2,510,000         2,656,975
     Mortgage loan interest expense .............           84,618         4,021,003           280,665         8,302,555
     Ground rent ................................          178,750           175,000           353,750           350,000
     Property management fees ...................          133,050           148,937           264,736           283,711
     Administrative expenses ....................            8,012            50,268            39,345           103,753
                                                      ------------      ------------      ------------      ------------

                                                         3,564,561         7,611,283         7,189,784        15,819,885
                                                      ------------      ------------      ------------      ------------

Net income (loss) before reorganization items ...          966,501        (2,656,064)        1,815,436        (5,959,166)

Reorganization items
     Professional fees ..........................          (35,797)         (310,041)          (89,886)         (486,842)
     Interest income ............................           40,554              --              68,821              --
                                                      ------------      ------------      ------------      ------------

                                                             4,757          (310,041)          (21,065)         (486,842)
                                                      ------------      ------------      ------------      ------------

Net income (loss) ...............................     $    971,258      $ (2,966,105)     $  1,794,371      $ (6,446,008)
                                                      ============      ============      ============      ============

Net income (loss) attributable to
     Limited partners ...........................     $    961,545      $ (2,936,444)     $  1,776,427      $ (6,381,548)
     General partners ...........................            9,713           (29,661)           17,944           (64,460)
                                                      ------------      ------------      ------------      ------------

                                                      $    971,258      $ (2,966,105)     $  1,794,371      $ (6,446,008)
                                                      ============      ============      ============      ============

Net income (loss) per unit of limited partnership
     interest (92,810 units outstanding) ........     $      10.36      $     (31.64)     $      19.14      $     (68.76)
                                                      ============      ============      ============      ============

See notes to financial statements.

                                      VISTA PROPERTIES
                                   (A limited partnership)
                                   (Debtor-in-Possession)

                               STATEMENT OF PARTNERS' DEFICIT





                                            General           Limited            Total
                                           Partners'         Partners'          Partners'
                                            Deficit           Deficit           Deficit
                                        -------------      -------------      -------------
Balance, January 1, 1998 ..........     $  (2,205,088)     $(112,259,669)     $(114,464,757)

Net income for the six months ended
    June 30, 1998 .................            17,944          1,776,427          1,794,371
                                        -------------      -------------      -------------

Balance, June 30, 1998 ............     $  (2,187,144)     $(110,483,242)     $(112,670,386)
                                        =============      =============      =============

See notes to financial statements.

                                         VISTA PROPERTIES
                                     (A limited partnership)
                                      (Debtor-in-Possession)

                                     STATEMENTS OF CASH FLOWS


                                                                      For the six months ended
                                                                              June 30,
                                                                 -------------------------------
                                                                      1998              1997
                                                                 ------------      ------------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS
 Cash flows from operating activities
      Net income (loss) ....................................     $  1,794,371      $ (6,446,008)
      Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities
             Deferred mortgage loan interest ...............             --           7,516,068
             Depreciation and amortization .................        2,510,000         2,656,975
             Straight-line adjustment for stepped
                 lease rentals .............................             --            (282,230)
      Changes in assets and liabilities
         Receivables and other assets ......................          891,830          (735,962)
         Due to affiliates .................................          135,167            80,120
         Accounts payable and accrued expenses .............         (197,473)          127,387
         Prepaid rents .....................................          (69,323)         (146,665)
                                                                 ------------      ------------
             Net cash provided by operating activities .....        5,064,572         2,769,685
                                                                 ------------      ------------
 Cash flows from investing activities
      Additions to real estate .............................       (1,917,474)         (707,836)
                                                                 ------------      ------------
 Net increase in cash and cash equivalents .................        3,147,098         2,061,849
 Cash and cash equivalents, beginning of period ............        8,569,410         3,121,247
                                                                 ------------      ------------
 Cash and cash equivalents, end of period ..................     $ 11,716,508      $  5,183,096
                                                                 ============      ============
 Supplemental disclosure of cash flow information
      Interest paid ........................................     $    280,665      $    786,488
                                                                 ============      ============


Net cash provided by operating activities for the six months ended June 30, 1998 includes $89,886 of professional fees paid and $68,821 of interest earned resulting from the Partnership's Chapter 11 filing.

See notes to financial statements.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in possession)

                          NOTES TO FINANCIAL STATEMENTS


 1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Vista Properties (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         A write-down for impairment was not required for the six months ended June 30, 1998 and 1997.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in possession)

                          NOTES TO FINANCIAL STATEMENTS


 3        PETITION FOR RELIEF UNDER CHAPTER 11

         On June 19, 1997, the Partnership filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The filing of this petition acts as a stay of the foreclosure proceeding on the New York Property (Note 6). Under Chapter 11, certain claims against the Partnership in existence prior to the filing are stayed while the Partnership continues business operations as Debtor-in-possession. These claims are reflected in the June 30, 1998 and December 31, 1997 balance sheets as "liabilities subject to compromise." The Partnership's secured claims (mortgages and deferred interest payable) are also stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay.

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

         On May 11, 1998, the Partnership and certain of its affiliates entered into an agreement with the New York Lender pursuant to which the Partnership and its affiliates would cooperate with the New York Lender in a plan of reorganization which, if confirmed, would result in a transfer of the New York and Texas Properties to their respective secured lenders and a probable dissolution of the Partnership. In that connection, the New York Lender has purchased or agreed to purchase various unsecured claims against the Partnership (including the claim of IR Vista Realty), and has committed that its plan of reorganization, if confirmed, will result in the payment of valid unsecured and priority claims in full. The secured creditor has committed no funds for payment of limited partners, and no limited partner recovery is anticipated. The Plan contemplated by the agreement described above is subject to Bankruptcy Court approval.

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in possession)
                          NOTES TO FINANCIAL STATEMENTS

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

4        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         IR  Vista  Realty  Corp.,   the  Management   General  Partner  of  the
         Partnership, and IR Acquisitions Corp., the Acquisitions General Partner, are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner is Asta Associates Limited Partnership, whose general partner is Z Square G Partners II, a general partnership. Affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are, or may in the future, be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other corporations.

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

         The Partnership has entered into a supervisory management agreement with IR Vista Management Corp. ("Vista Management"), an affiliate of the Management and Acquisitions General Partners, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees payable to Vista Management were paid to unaffiliated local management companies which were engaged to provide local property management for one of the
         Partnership's properties. For the quarters ended June 30, 1998, and 1997, Vista Management was entitled to receive $133,050 and $148,937, respectively, of which $43,338 and $98,885 was paid to the unaffiliated local management companies. Fees are not charged for properties net leased to tenants. The amount due to affiliates of $2,223,837 and $2,088,670 at June 30, 1998 and December 31, 1997, respectively, represents management fees payable to Vista Management for its supervisory management services. The Management General Partner suspended payment of these fees starting in 1991 in order to slow the depletion of the Partnership's working capital reserve balance.

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

                                VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in possession)

                          NOTES TO FINANCIAL STATEMENTS


5        REAL ESTATE

         Real estate is summarized as follows:

                                          June 30,         December 31,
                                            1998              1997
                                      -------------      -------------
        Buildings and improvements     $ 147,652,961      $ 145,735,487
        Accumulated depreciation .       (57,772,857)       (55,442,857)
                                       -------------      -------------

                                       $  89,880,104      $  90,292,630
                                       =============      =============

         The net lease tenant at the Irving, Texas property, a three story office building, assumed the lease after a default by the Partnership's original tenant. The annual net lease rental was reduced to $459,000 from $852,500. Due to the soft market conditions in the Irving, Texas area and the estimated net realizable value of the building, management recorded a write-down for impairment of $3,000,000 during 1991. Management has determined that no additional write-down for impairment is required for the quarters ended June 30, 1998 or 1997.

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

                               VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in possession)

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

         A foreclosure or transfer of the New York Property to the secured lender, through a plan of reorganization or otherwise, would result in adverse tax and economic consequences to limited partners. If the New York Property is foreclosed upon or transferred as described above, the Partnership estimates that as required by generally accepted accounting principles, the Partnership will recognize a gain of approximately $112,200,000 ($1,200 per unit of limited partnership interest). In addition, the Partnership estimates that each limited partner would recognize a taxable gain of approximately $1,500 per unit of limited partnership interest, with no cash available for distribution to the partners. Any such foreclosure also would have a significant impact on future operating revenues and expenses and cash flow resulting from operations would be significantly reduced.

         Texas PM Note

         The Texas PM Note permits the Partnership to defer payment of some or all of the interest accrued on the Texas PM Note, provided, among other

                               VISTA PROPERTIES
                             (A limited partnership)
                             (Debtor-in possession)

                          NOTES TO FINANCIAL STATEMENTS

 6        MORTGAGE LOANS PAYABLE (continued)

         Texas PM Note (continued)

         things, that the Partnership does not defer interest in an amount that at any time exceeds $8,500,000. The Partnership does not expect to exceed that maximum deferral amount prior to the maturity date in December 1998. At that time, unless the Partnership is able to refinance the Texas Mortgage or agree with the holder of the Texas Mortgage (the "Texas Lender") on a restructuring of the Texas Mortgage, the Texas Lender may accelerate the indebtedness secured by the Texas Mortgage and exercise all available remedies (including the commencement of a foreclosure against the Texas Property). A foreclosure of the Texas Mortgage would have significant adverse tax consequences to the limited partners of the Partnership with no cash available for distribution to the limited partners.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and capital resources

         All cash flow from properties is currently applied to debt service. The Partnership uses working capital reserves to pay administrative expenses. As of June 30, 1998 such reserves aggregated $18,750. Reserves, which were initially provided from the net proceeds of the Partnership's initial public offering, increased during 1996 as a result of the receipt of payments aggregating approximately $579,000 in connection with the foreclosure of the Partnership's Florida property and the settlement of a claim against a former affiliate.

         The Partnership suspended payment of property management fees to an affiliate of the Management General Partner in 1991 in order to slow the depletion of the Partnership's working capital reserve balance. For the quarter ended June 30, 1998, $89,713 of fees were deferred due to the suspension of property management fee payments as described above.

         With the exception of the Partnership's working capital reserves of approximately $18,750, cash and cash equivalents for the quarter ended June 30, 1998 are being held by the managing agent appointed by the Receiver prior to being applied to the operations of, and the Partnership's mortgage obligation on, the New York Property.

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

         On May 11, 1998, the Partnership and certain of its affiliates entered into an agreement with the New York Lender pursuant to which the Partnership and its affiliates would cooperate with the New York Lender in a plan of reorganization which, if confirmed, would result in a transfer of the New York and Texas Properties to their respective secured lenders and a probable dissolution of the Partnership. In that connection, the New York Lender has purchased or agreed to purchase various unsecured claims against the Partnership (including the claim of IR Vista Realty), and has committed that its plan of reorganization, if confirmed, will result in the payment of valid unsecured and priority claims in full. The secured creditor has committed no funds for payment of limited partners, and no limited partner recovery is anticipated. The Plan contemplated by the agreement described above is subject to Bankruptcy Court approval.

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

         There is no assurance that the Plan of Reorganization contemplated above will be approved. If it is not approved, there is no assurance that the Partnership will be able to successfully avoid a foreclosure of the New York Property, or refinance or restructure the Texas Mortgage prior to maturity. If both the New York Property and the Texas Property are foreclosed or transferred as described above, the Partnership would lose all sources of revenue and would be forced to dissolve. In addition, a foreclosure or transfer as described above of the New York Property would result in material and adverse tax and other consequences to limited partners. If the New York Property is foreclosed upon or transferred as described above, the Partnership estimates that as required by generally accepted accounting principles, it will recognize a gain of approximately $112,200,000 ($1,200 per Unit of limited partnership interest). In addition, the Partnership estimates that each limited partner would recognize a taxable gain of approximately $1,500 per Unit, with no cash available for distribution to the partners. Any such foreclosure or transfer as described above also would materially and adversely affect future operating revenues and expenses and cash flow from operations would be significantly reduced.

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

         Results of operations

         The Partnership experienced net income for the six months ended June 30, 1998 compared to a net loss for the same period in the prior year, primarily due to lower mortgage loan interest and operating expenses, partially offset by lower revenues.

         Revenues decreased for the six months ended June 30, 1998, compared to the same period in the prior year, primarily due to lower rental income from the New York Property.

         Costs and expenses decreased for the six months ended June 30, 1998 compared to the same period in the prior year, primarily due to the Partnership ceasing to accrue interest on the Texas and New York Mortgages.

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



                                                         VISTA PROPERTIES

                                               By:    IR Vista Realty Corp.
                                                      Management General Partner




Dated:     August 14, 1998                     By:    /s/ Richard Sabella
                                                      -------------------
                                                      Richard Sabella
                                                      President



Dated:     August 14, 1998                     By:    /s/ Lawrence Schachter
                                                      ----------------------
                                                      Lawrence Schachter
                                                      Senior Vice President and
                                                      Chief Financial Officer